Form 10QSB
period 2006-09-30
MAINSTREET FINANCIAL CORP
filed 2006-12-21
CIK 1375017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ________

Commission file number: 005-82164

MAINSTREET FINANCIAL CORPORATION (Exact name of small business issuer as specified in its charter)
United States (State or other jurisdiction of incorporation of organization)	20-1867479 (IRS Employer Identification No.)
629 W. State Street, Hastings, Michigan 49058-1643 (Address of principal executive offices)
(269) 945-9561 (Issuer's telephone number)
None (Former name, former address and former fiscal year, if changed since last report)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

             Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

At November 30, 2006, there were 1,000 shares of the issuers' common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Next Page

MAINSTREET FINANCIAL CORPORATION

Index

		Page Number
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005		1
Consolidated Statements of Income For the Three-Month and Nine Month Periods ended September 30, 2006 and 2005		2
Consolidated Statements of Changes in Stockholders' Equity For the Nine Month Period ended September 30, 2006		3
Consolidated Statements of Cash Flows For the Nine Month Periods ended September 30, 2006 and 2005		4
Notes to Consolidated Financial Statements		6
Item 2.	Management's Discussion and Analysis	7
Item 3.	Controls and Procedures	14
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	16
SIGNATURES
EXHIBITS

Next Page

PART I     FINANCIAL INFORMATION

Item 1 Financial Statements

MAINSTREET FINANCIAL CORPORATION

Consolidated Balance Sheets as of
September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from financial institutions	$ 2,804,447	$ 3,332,993
Interest bearing deposits	319,000	324,830
Cash and cash equivalents	3,123,447	3,657,823

Securities available for sale	2,139,098	2,275,193
Loans, net of allowance of $551,829 at September 30, 2006 and $475,962 at December 31, 2005	101,646,933	91,142,917
Federal Home Loan Bank (FHLB) stock	1,671,300	1,725,000
Accrued interest receivable	676,770	493,311
Premises and equipment, net	3,738,174	3,970,301
Intangible assets	1,060,846	1,189,385
Other Real Estate Owned	301,449	410,598
Other assets	550,788	256,791
	$114,908,805	$105,121,319

LIABILITIES AND SHAREHOLDERS EQUITY
Liabilities
Deposits
Non-interest bearing	$ 5,659,130	$ 6,851,672
Interest bearing	72,616,257	58,043,155
	78,275,387	64,894,827
FHLB advances	27,500,000	32,000,000
Note payable	2,000,000	1,000,000
Accrued interest payable	84,304	13,271
Advance payments by borrowers for taxes and insurance	279,672	89,047
Deferred compensation and pension liability	482,112	469,355
Accrued expenses and other liabilities	187,236	241,186
Total liabilities	108,808,711	98,707,686

Shareholders' equity
Common stock - $.01 par value, 9,000,000 shares authorized, 1,000 shares issued and outstanding	10	10
Additional paid in capital	49,990	49,990
Retained earnings	6,062,165	6,375,781
Accumulated other comprehensive income (loss)	(12,071)	(12,148)
	6,100,094	6,413,633
	$114,908,805	$105,121,319

See accompanying notes to consolidated financial statements.

Next Page

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Operations for the
Three-Month and Nine-Month Periods
Ending September 30, 2006 and 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Interest income
Loans, including related fees	$1,623,848	$1,285,052	$4,620,327	$3,652,028
Taxable securities	43,182	43,252	139,512	121,465
Other interest income	25,046	19,184	35,440	26,808
	1,692,076	1,347,488	4,795,279	3,800,301

Interest expense
Deposits	609,442	281,081	1,565,401	761,209
FHLB advances	401,960	319,427	1,117,776	813,987
Other	43,262	16,613	113,547	16,613
	1,054,664	617,121	2,796,724	1,591,809

Net interest income	637,412	730,367	1,998,555	2,208,492

Provision for loan losses	30,000	17,000	117,000	76,000

Net interest income after provision for loan losses	607,412	713,367	1,881,555	2,132,492

Non-interest income
Fees and service charges	84,198	75,799	278,389	242,600
Gain on sale of loans	10,987	17,862	32,820	54,577
Loss on sale of repossessed assets	(56,288)	(20,270)	(56,288)	(20,270)
Other	7,161	9,944	19,197	32,688
	46,058	83,335	274,118	309,595
Non-interest expenses
Salaries and employee benefits	422,612	458,169	1,269,368	1,326,192
Premises and equipment, net	144,025	139,291	438,381	420,141
Administrative and general	111,884	115,956	417,824	375,838
Data processing	62,668	51,046	176,893	156,621
Amortization of intangibles	42,376	44,430	128,539	134,191
Regulatory assessments	11,445	10,069	33,604	30,039
Professional Services	9,866	27,827	75,142	77,817
Advertising and Public Relations	25,115	28,033	71,687	80,663
	829,991	874,821	2,611,438	2,601,502

Income (loss) before taxes	(176,521)	(78,119)	(455,765)	(159,415)

Income tax expense (benefit)	(58,990)	(28,942)	(153,149)	(58,430)

Net income (loss)	$ (117,531)	$ (49,177)	$ (302,616)	$ (100,985)

Basic and diluted earnings (loss) per share	$ (117.53)	$ (49.12)	$ (302.62)	$ (100.99)

See accompanying notes to consolidated financial statements.

Next Page

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity
For the Nine-Month Period Ending September 30, 2006

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance - January 1, 2006	$ 10	$49,990	$6,375,781	$(12,148)	$6,413,633

Dividends paid			(11,000)		(11,000)

Net loss			(302,616)		(302,616)

Change in unrealized gain/loss on securities available for sale, net of tax				77	77

Comprehensive income					(302,539)

Balance - September 30, 2006	$ 10	$49,990	$6,062,165	$(12,071)	$6,100,094

See accompanying notes to consolidated financial statements.

Next Page

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Statements of Cash Flows for the
Nine-Month Periods Ending September 30, 2006 and 2005

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$(302,616)	$(100,985)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	209,378	203,520
Amortization, net of accretion
Securities	3,460	18,365
Loans	22,395	25,465
Intangible assets	128,539	134,191
Provision for loan losses	117,000	76,000
Loans originated for sale	(2,456,460)	(4,240,964)
Proceeds from sales of loans originated for sale	2,489,280	4,295,541
Gain on sale of loans	(32,820)	(54,577)
FHLB stock dividends	0	(115,700)
Change in assets and liabilities
Change in deferred fees and discounts	(16,422)	(53,368)
Accrued interest receivable	(183,459)	(73,306)
Other assets	(184,887)	(16,788)
Accrued interest payable	71,033	15,853
Other liabilities	(41,193)	81,190
Net cash from (used in) operating activities	(176,772)	211,492

Cash flows from investing activities
Activity in available-for-sale securities:
Principal repayments, maturities, sales and calls	132,751	819,890
Redemption of FHLB stock	53,700	0
Loan originations and payments, net	(10,436,364)	(12,451,096)
Purchases of premises and equipment, net	22,749	(60,037)
Net cash used in investing activities	(10,227,164)	(11,691,243)

(Continued)

Next Page

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Cash Flows for the
Nine-Month Periods Ending September 30, 2006 and 2005

	Nine Months Ended September 30,
	2006	2005

Cash flows from financing activities
Net change in deposits	13,380,560	4,822,305
Proceeds from FHLB advances	45,628,000	28,700,000
Repayment of FHLB advances	(50,128,000)	(23,950,000)
Dividends paid	(11,000)	0
Proceeds from note payable	1,000,000	1,000,000
Net cash from (used for) financing activities	9,869,560	10,572,305

Net change in cash and cash equivalents	(534,376)	(924,500)

Cash and cash equivalents at beginning of period	3,657,823	3,533,997

Cash and cash equivalents at end of period	$3,123,447	$2,609,497

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$2,725,961	$1,575,956
Taxes	0	0
Supplemental disclosures of non cash activities
Transfer of loans to other real estate	97,291	357,460

See accompanying notes to consolidated financial statements.

Next Page

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

1.          BASIS OF PRESENTATION:

             The unaudited, consolidated financial statements include the consolidated results of operations of MainStreet Financial Corporation ("Company"), MainStreet Savings Bank ("Bank") and MainStreet Financial Services, Inc., a wholly owned subsidiary of the Bank. These financial statements do not include the accounts of the Company's parent company, Mainstreet Financial Corporation, MHC. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2006 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Registration Statement on Form SB-2 for the period ended December 31, 2005.

2.          RECENT ACCOUNTING DEVELOPMENTS:

             In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

             In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 108. This SAB provides detailed guidance to registrants in the determination of what is material to their financial statements. This SAB is required to be applied to financial statements issued after November 15, 2006. Upon adoption, the cumulative effect of applying the new guidance is to be reflected as an adjustment to opening retained earnings as of the beginning of the current fiscal year. The Company has not completed its evaluation of the impact of SAB 108.

3.          STOCK ISSUANCE

             Currently, MainStreet Financial Corporation, MHC, a federally chartered mutual holding company (hereafter referred to as "MHC"), owns 100% of MainStreet Financial Corporation. MHC is required by OTS regulations to own at least a majority of our outstanding shares in order to qualify as a mutual holding company. At the completion of this offering, we anticipate that MHC will own 53% of our outstanding shares, which will be all of our outstanding shares not purchased in the Stock Offering. The members of MHC are the depositors of Mainstreet Savings Bank, FSB. MHC does not engage in any business, other than holding shares of MainStreet Financial Corporation stock and investing funds. Pursuant to ITS Stock Issuance Plan, the Company is conducting a stock offering for up to 432,400 shares (subject to increase to up to 497,260 shares) of common stock at a price of $10.00 per share through a subscription and community offering to eligible Bank depositors, its employee stock ownership plan and to members of the public.  The shares being offered for sale will represent 47% of the shares of the Company to be outstanding following the completion of the offering. The offering began November 22, 2006.   The stock offering is scheduled to end at 12:00 Noon, local time, on December 15, 2006. At this time an extension of the offering does not seem likely.

Next Page

MAINSTREET FINANCIAL CORPORATION

Item 2.   Management Discussion and Analysis

Forward-Looking Statements

             This report contains certain 'forward-looking statements' that may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" with respect to our financial condition. Results of operations and business are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

General

             The principal business of MainStreet Financial Corporation ("Company") is operating our wholly owned subsidiary, MainStreet Savings Bank ("Bank"). The Company is in a mutual holding company structure and 100% of its stock is owned by MainStreet Financial Corporation, MHC ("MHC"). Pursuant to a Stock Issuance Plan, the Company is conducting a stock offering for up to 432,400 shares (subject to increase to up to 497,260 shares) of common stock at a price of $10.00 per share through a subscription and community offering to eligible Bank depositors, its employee stock ownership plan and to members of the public.  The shares being offered for sale will represent 47% of the shares of the Company to be outstanding following the completion of the offering. At the closing of the stock offering, MHC will be issued additional shares so that it owns 53% of our outstanding common stock. The stock offering is scheduled to end at 12:00 Noon, local time, on December 15, 2006 and is expected to close on December 22, 2006.

             The Bank is a community oriented institution primarily engaged in attracting retail deposits from the general public and originating one- to four-family residential loans in its primary market area, including construction loans and home equity lines of credit. The Bank also originates a limited amount of construction or development, consumer and commercial loans. We are committed to being an independent community-based savings institution.

             The Company's results of operations depend primarily on our net interest income. Our net interest income may be affected by market interest rate changes. Increases in loan rates generally reduce loan demand. In addition, a portion of our loan portfolio is tied to the "prime" rate and adjusts immediately when this rate adjusts. Increases in short-term interest rates in 2005 and 2006 to date, as a result of increases in the Federal Funds rate by the Board of Governors of the Federal Reserve System, without a corresponding increase in long-term interest rates, have resulted and are expected to continue to result in an increase in interest expense and reduction in net interest income during the remainder of 2006. The effect of the flattening interest rate yield curve is expected to decrease our ability to invest the net proceeds of the offering and reinvest proceeds from loan and investment repayments at higher rates. Our cost of funds has increased faster than our yield on loans and investments, due to the longer-term nature of our interest-earning assets and the flat yield curve. As a result, our net interest margin has been decreasing.

             We have implemented strategic objectives to reduce this negative impact on our net interest margin and earnings. A majority of our fixed-rate one- to four-family residential mortgages in portfolio are five- to seven-year balloon loans with up to 30-year amortization schedules. As a result, approximately 20% of our residential mortgage loan portfolio matures and reprices annually. We only

Next Page

originate fixed-rate residential mortgages for sale under commitments to purchase in place prior to the origination of the mortgages. In 2003, 2004 and 2005, we have increased our emphasis on construction or development, consumer and commercial lending as well, because these loans generally have shorter terms and higher interest rates than mortgage loans. Loans for land development and speculative construction have been reduced in 2006 due to the depressed real estate market in southwest Michigan. To the extent we increase our investment in construction or development, consumer and commercial loans, which are considered to entail greater credit risks than one- to four-family residential loans, our provision for loan losses may increase, which will cause a reduction in our income. We believe that we have the lending expertise to manage these more complex loans. These types of loans earn higher fees and yields and offer a greater opportunity for growth in our market. We believe these benefits are an appropriate return for the potentially higher credit risk in these types of loans.

             In 2005 and 2006, our earnings initiatives were impacted negatively by rising short-term interest rates, which significantly increased interest expense, and the slower economy in southwest Michigan, which significantly reduced loan demand. Our continued growth is limited by our current capital levels. The primary reason for this offering is to pay back outstanding debt and to increase our capital to enable us to take advantage of future loan demand and growth in our primary market area, particularly as Hastings and the surrounding areas become commuter areas for surrounding cities.

Evolution of Business Strategy

             Our current business strategy is to operate a well-capitalized and profitable savings institution dedicated to serving the needs of our customers and local market. This strategy is described in the Prospectus for the stock offering dated November 13, 2006. A critical element of that strategy is the completion of the stock offering. During the quarter ended September 30, 2006, we prepared the stock offering, which began on November 22, 2006. In addition, we continued initiatives to improve margins, attract core deposits and increase loan originations. These efforts continue to be frustrated by the interest rate environment, the competitiveness of the local market and the slow Michigan economy.

Critical Accounting Policies

             We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses.

             The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of probable incurred credit losses in our loan portfolio.

             Our methodology for analyzing the allowance for loan losses consists of specific and general components. We stratify the loan portfolio into homogeneous groups of loans that possess similar loss-potential characteristics and apply an appropriate loss ratio to the homogeneous pools of loans to estimate the probable losses in the loan portfolio. The amount of loan losses in our consumer portfolio is estimated by using historical loss ratios for major loan collateral types adjusted for current factors. We use historical peer group averages for commercial loans, due to the less-seasoned nature of this portion of our loan portfolio. The historical loss experience is generally defined as an average percentage of net loan losses to loans outstanding. A separate valuation of known losses for individual classified large-balance, non-homogeneous loans is also conducted in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114. The allowance for loan losses on individually analyzed loans includes commercial business loans and one- to four-family and commercial real estate loans, where management has concerns about the borrower's ability to repay. Loss estimates include the difference between the current fair value of the collateral and the loan amount due.

Next Page

Off-Balance Sheet Activities

             In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the three months ended September 30, 2006, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

             A summary of our off-balance sheet commitments to extend credit at September 30, 2006, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$ 836
Undisbursed portion of loans closed	1,649
Unused lines of credit	5,842
Total loan commitments	$8,327

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

             General. Total assets increased by $9.8 million, or 9.3%, to $114.9 million at September 30, 2006, from $105.1 million at December 31, 2005. This increase was primarily a result of a $10.5 million increase in the loan portfolio, as further discussed below. The increase in total assets was funded by an increase in deposits of $13.4 million, which was offset by a net $4.5 million decrease in borrowings.

             Loans. Our loan portfolio increased $10.5 million, or 11.5%, from $91.1 million at December 31, 2005, to $101.6 million at September  30, 2006. This increase consisted of an 19.9% increase in one- to four-family residential mortgages, a 11.4% increase in commercial real estate and business loans and a 5.2% increase in consumer loans, which was offset partially by a 11.9% decrease in home equity lines of credit. This continued increase in the portfolio is attributable to our continuing effort to increase our return on earning assets.

             Allowance for Loan Losses. Our allowance for loan losses at September 30, 2006, was $552,000 or ..54% of gross loans, compared to $476,000, or 0.52% of gross loans, at December 31, 2005. The increase in the allowance for loan losses was due to loan growth and in response to increases in loan delinquencies. The following table is an analysis of the activity in the allowance for loan losses for the periods shown.

	Nine Months Ended September 30
	2006	2005

Balance at beginning of period	$476,000	$413,000
Provision charged to income	117,000	76,000
Recoveries	12,000	22,000
Charge-offs	(53,000)	(29,000)
Balance at end of period	$552,000	$482,000

             Nonperforming loans increased from $79,000 at December 31, 2005, to $847,000 at September 30, 2006. Our overall nonperforming loans to total loans ratio increased from 0.09% at December 31,

Next Page

2005, to .83% at September  30, 2006. However, these loans are generally well collateralized and significant losses are not anticipated despite their non performing status. Our loan delinquencies increased during the nine months primarily as the result of more difficult economic conditions in our market area. One loan relationship, which is one of our largest loans, is delinquent due to failed financial covenants. In addition, our troubled debt restructurings increased from $275,000 at December 31, 2005, to $301,000 at September 30, 2006. These restructurings were three loans secured by owner-occupied residences.

             Securities. The securities portfolio decreased $136,000, or 6.0%, to $2.1 million at September  30, 2006, from $2.3 million at December 31, 2005, as a result of securities maturing. For liquidity management purposes, our entire securities portfolio is designated as available for sale, and we have substantially all of our securities investments in shorter-term instruments.

             Deposits. Total deposits increased by $13.4 million, or 20.6%, to $78.3 million at September 30, 2006, from $64.9 million at December 31, 2005. Time deposits or certificates increased $15.5 million, demand deposits decreased $1.7 million and savings and money market accounts decreased $434,000 during the nine months. The increase in deposits was primarily attributable to the $15.5 million in wholesale or brokered deposits obtained during the nine months to fund loan growth and to pay off Federal Home Loan Bank advances. The $2.1 million decrease in transaction and savings accounts is attributable to our customers reducing their bank account levels for spending needs and the increased competition for deposits in our market.

             Borrowings. FHLB advances decreased $4.5 million, or 14.1%, to $27.5 million at September 30, 2006 from $32.0 million at December 31, 2005 as we funded our growth with deposits. In February 2006, we borrowed down another $1 million of our $2 million bank line of credit and contributed $500,000 to MainStreet Savings Bank. The interest rate on the loan at September 30, 2006, was 8.48%. We have incurred operating losses for the last six quarters, which is a violation of a financial covenant of the loan and an event of default. We have asked the lender not to take any action with respect to an event of default for operating losses during the offering. See "Business of MainStreet Financial Corporation - General" in the company's Registration Statement on Form SB-2.

             Equity. Total equity decreased $300,000, or 4.9%, to $6.1 million at September 30, 2006, from $6.4 million at December 31, 2005. The decrease in equity was primarily due to a net loss of $303,000 for the nine months.

             Comparison of Operating Results for the Three and Nine Months Ended September 30, 2006 and 2005

             General. The net loss for the three months ended September 30, 2006 was $117,000, as compared to a net loss of $49,000 for the three months ended September 30, 2005. The net loss for the nine months ended September 30, 2006 was $303,000, as compared to a net loss of $101,000 for the same period in 2005. The net loss for the nine months reflects a $210,000 decrease in net interest income, a $36,000 decrease in non-interest income and a $10,000 increase in non-interest expense, which were partially offset by a $95,000 increase in the federal income tax benefit.

             We had net losses of $303,000 and $152,000, respectively, for the nine months ended September 30, 2006, and the year ended December 31, 2005. While we earned net income for the years ended December 31, 2004, and 2003, our results of operations in those periods benefited from gains on sales of loans, which may not recur in the future or, if they recur, may recur at more modest levels, as was the case in 2005 and the first nine months of 2006. Under our current business plan, we expect to experience net losses through the end of 2007.

             Interest Income. Interest income increased by $344,000, or 25.5%, to $1.7 million for the three-month period ended September 30, 2006, from $1.3 million for the same period in 2005. Interest income

Next Page

increased by $995,000 or 26.2%, to $4.8 million for the nine months ended September 30, 2006 from $3.8 million for the nine months ended September 30, 2005. The increase in interest income for both periods primarily related to an increase in market rates, an increase in commercial and consumer loans (generally with higher rates of interest) and the increased size of our total residential mortgage loan portfolio.

             The weighted average yield on loans increased from 6.08% for the quarter ended September 30, 2005 to 6.43% for the quarter ended September 30, 2006. The weighted average yield on loans increased from 6.05% for the nine months ended September 30, 2005 to 6.27% for the nine months ended September 30, 2006. The increase was the result of adding new loans to the portfolio that carried higher interest rates, existing adjustable interest rate loans re-pricing to higher interest rates and maturing loans being rewritten at higher interest rates. We anticipate this trend to continue for the shorter term. We expect the flattened yield curve to normalize thereafter, which could result in either a reduction of short-term rates, which will not significantly impact interest income, or higher long-term rates, which will continue this trend. Our interest income should increase as we continue to emphasize commercial and consumer loans. No assurance can be given that the flat yield curve will not continue.

             Interest Expense. Interest expense increased $438,000, or 71.0%, to $1.1 million for the quarter ended September 30, 2006 from $617,000 for the quarter ended September 30, 2005. Interest expense increased $1.2 million, or 75.7%, to $2.8 million for the nine months ended September 30, 2006 from $1.6 million for the nine months ended September 30, 2005. The increase for both periods was a result of an increase in the average balance of deposits and an increase in the average rate paid on both deposits and FHLB advances due to the rising interest rate environment and our increased reliance on wholesale and brokered deposits. In addition, we paid $43,000 and $114,000, respectively, in interest on the bank loan during the three and nine months ended September 30, 2006, as compared to $17,000 in interest on the bank loan during the three and nine months ended September 30, 2005. The average cost of interest-bearing liabilities increased from 2.97% for the quarter ended September 30, 2005 to 4.19% for the quarter ended September 30, 2006. The average cost of interest-bearing liabilities increased from 2.65% for the nine-month period ended September 30, 2005 to 3.81% for the nine-month period ended September 30, 2006.

             Interest paid on deposits increased $328,000 or 116.8% to $609,000 for the three months ended September 30, 2006 from $281,000 for the three months ended September 30, 2005. In addition, it increased $804,000 or 105.6% to $1,565,000 for the nine months ended September 30, 2006 from $761,000 for the nine months ended September 30, 2005. This reflects higher interest rates generally as well as a relative decrease in lower cost demand accounts and an increase in higher cost wholesale and brokered deposits. Deposits in our local market have been inadequate to meet loan demand in the growing business economy in our market area.

             Interest expense on FHLB advances increased $83,000, or 25.8%, to $402,000 for the three months ended September 30, 2006, from $319,000 for the three months ended September 30, 2005. In addition, it increased $304,000, or 37.3%, to $1,118,000 for the nine months ended September 30, 2006, from $814,000 for the nine months ended September 30, 2005. The increase resulted from increased rates on the repricing of our advances and an increase in the average balance of outstanding FHLB advances of $28.8 million for the nine months ended September 30, 2006, from $25.8 million for the nine months ended September 30, 2005. In addition, the weighted average rate of FHLB advances increased from 4.29% in the 2005 period to 4.95% in the 2006 period.

             If the flattened yield curve normalizes with a decrease in short-term rates, our interest expense should decrease. If it normalizes with higher long-term rates, our interest expense will not change significantly.

             Net Interest Income. Net interest income before provision for loan losses decreased by $94,000, or 12.9% for the three-month period ended September 30, 2006, to $637,000 compared to $730,000 for

Next Page

the same period in 2005. Net interest income before provision for loan losses decreased by $210,000, or 9.5%, for the nine-month period ended September 30, 2006, from $2.2 million to $2.0 million. The decrease in net interest income for both periods was due to increased interest expense resulting from an increase in the average balance of loans receivable (partially offset by a decrease in average loan yield), an increase in the average balance of deposits and Federal Home Loan Bank advances and an increase in the average rate paid on interest-bearing liabilities. Our net interest margin was 2.60% for the nine months ended September 30, 2006, compared to 3.47% for the nine months ended September 30, 2005.

             Provision for Loan Losses. We establish the provision for loan losses, which is charged to operations, at a level management believes will adjust the allowance for loan losses to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

             Based on management's evaluation of these factors, provisions of $30,000 and $17,000 were made during the quarter ended September 30, 2006 and September 30, 2005, respectively, and provisions of $117,000 and $76,000 were made during the nine months ended September 30, 2006 and September 30, 2005, respectively. The increase in the provision for loan losses was primarily in response to increased delinquencies and to increased net charge-offs during 2006 compared to 2005. During the nine months ended September 30, 2006, net charge-offs were $41,000 compared to only $7,000 for the same period in 2005. The ratio of non-performing loans to total loans increased from zero at September 30, 2005 to 0.09% at December 31, 2005, and to 0.83% at September 30, 2006. Non-performing loans at September 30, 2006, consisted of $727,000 in residential mortgage loans, $70,000 in consumer loans and $50,000 in commercial loans. The increase in the level of non-performing loans during the nine months ended September 30, 2006, is a result of the general decline in the southwest Michigan economy.

             Non-interest Income. Non-interest income decreased $37,000 or 44.7% to $46,000 for the three months ended September 30, 2006, compared to $83,000 for the same period in 2005, and $35,000 or 11.4% to $274,000 for the nine-month period ended September 30, 2006, compared to $310,000 for the nine-month period ended September 30, 2005. The non-interest income during the 2006 periods included lower fees and service charges, which was primarily due to lower loan fees, losses on repossessed assets and lower gains on sales of loans than in the 2005 periods, which was a reflection of the economy in our market area.

             Non-interest Expense. Non-interest expense decreased $45,000 or 5.1%, from $875,000 for the three month period ended September 30, 2005 to $830,000 for the three months ended September 30, 2006, and was stable at $2.6 million for the nine-month periods ended September 30, 2005 and 2006. Increases in expenses of $18,000 for premises and equipment, $42,000 for administrative and general expenses (primarily due to increases in Michigan single business tax, the cost of correspondent banking services and our collection efforts), and $20,000 for data processing services were offset by decreases of $57,000 in salaries and employee benefits, $6,000 in intangibles amortization from a branch acquisition in 1998, and $9,000 in marketing costs.

             Income Tax Benefit. Our income tax benefit increased to $153,000, or 33.6%, of our net loss before taxes for the nine months ended September 30, 2006 as compared to $58,000, or 36.3% of our net loss before taxes for the nine months ended September 30, 2005.

Capital

             MainStreet Savings Bank is subject to minimum capital requirements imposed by the OTS. Based on its capital levels at September 30, 2006, MainStreet Savings Bank exceeded these requirements as of that date and continue to exceed them as of the date of this prospectus. Our policy is for MainStreet

Next Page

Savings Bank to maintain a "well-capitalized" status under the capital categories of the OTS. As reflected below, MainStreet Savings Bank met the minimum capital ratios to be considered well-capitalized by the OTS based on its capital levels at September 30, 2006. The proceeds of the Stock Offering (See Note 3) will enable MainStreet Savings Bank to remain Well Capitalized while continuing to grow. However, if the offering does not close prior to December 31, 2006, our risk-based capital ratio may decrease to below 10% at that point, and we would then be considered Adequately Capitalized. See "How We Are Regulated - Regulatory Capital Requirements," for the impact of that change in capital status. Failure to maintain well-capitalized status is an event of default under our bank loan; however, the bank has agreed to forbear from acting on that event of default during the offering. See "We Exceed Our Regulatory Capital Requirements" and "Business of MainStreet Financial Corporation - Borrowings."

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Risk-Based Capital (to risk-weighted assets)	$6,936	10.0%	$5,549	8.0%	$6,936	10.0%
Core Capital (to risk-weighted assets)	$6,384	9.2%	$2,774	4.0%	$4,162	6.0%
Core Capital (to total adjusted assets)	$6,384	5.6%	$4,537	4.0%	$5,671	5.0%

             The capital raised in the Company's stock offering, which is expected to close on December 15, 2006, with net proceeds estimated to be between $2.6 million and $3.6 million, will significantly increase our regulatory capital levels and ratios. Based upon our existing capital, and the capital to be raised in this offering, we believe that we will have sufficient capital to carry out our proposed business plan for three years and to meet any applicable regulatory capital requirements during that period, assuming we can achieve our projected growth in loans and deposits.

Impact of Inflation

             The consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

             Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since these prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturity structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

             The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of non-interest expense. Employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Next Page

Item 3.   Controls and Procedures

             An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of September 30, 2006, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended September 30, 2006, that has materially affected, or is likely to materially affect our internal control over financial reporting.

             The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

             The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

             Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that is anticipated to be a required part of our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2007 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

Next Page

PART II    OTHER INFORMATION

Item 1.       Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 2.       Unregistered Sales of Equity Securities and use of Proceeds

(a)              Recent Sales of Unregistered Securities

None.

(b)              Use of Proceeds

None.

(c)              Stock Repurchases

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Next Page

Item 6.       Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Stock Issuance Plan	**
3(i)	Charter of Mainstreet Financial Corporation	*
3(ii)	Bylaws of Mainstreet Financial Corporation	*
4	Stock Certificate of Mainstreet Financial Corporation	*
10.1	Loan Agreement with Independent Bank	*
10.2	Forbearance Letter from Independent Bank	**
10.4	Employee Stock Ownership Plan	**
10.6	Deferred Compensation Plan for Directors and Officers	*
11	Statement re Computation of Earnings	None
14	Code of Conduct and Ethics	14
15	Letter on unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Reports furnished to security holders	None
20	Other documents to security holders or incorporated by reference	None
22	Published report on matters submitted for shareholder vote	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32

*	Filed as an exhibit to the Company's Form SB-2 registration statement filed on September 22, 2006 (File No.333-137523) pursuant to Section 5 of the Securities Act of 1933.
**	Filed as an exhibit to Pre-effective Amendment No. 1 to the Company's Form SB-2 registration statement filed on November 3, 2006 (File No.333-137523) pursuant to Section 5 of the Securities Act of 1933.

Next Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINSTREET FINANCIAL CORPORATION
Date: December 21, 2006	By:	/s/ David L. Hatfield David L. Hatfield President and Chief Executive Officer

Date: December 21, 2006	By:	/s/ James R. Toburen James R. Toburen Senior Vice President and Chief Financial Officer
Next Page