Form 10KSB
period 2006-12-31
MAINSTREET FINANCIAL CORP
filed 2007-03-30
CIK 1375017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006 OR
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52298

MAINSTREET FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	20-1867479 (I.R.S. Employer Identification No.)
629 W. State Street, Hastings Michigan (Address of principal executive offices)	49058-1643 (Zip Code)

Issuer's telephone number, including area code:   (269) 945-9561

Securities registered under Section 12(b) of the Act:   None

Securities registered under Section 12(g)of the Act:	Common Stock, par value $0.01 per share (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

State issuer's revenues for its most recent fiscal year.  $6,945,000.

As of March 16, 2007, there were issued and outstanding 756,068 shares of the issuer's common stock. The aggregate market value of the voting stock held by non-affiliates of the issuer on that date, computed by reference to the average of the high and low bid price of such stock, was $2,814,847 million, based on 291,694 shares at $9.65, which was the closing price on March 16, 2007. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is its affiliate.)

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Annual Report to Shareholders for the year ended December 31, 2006.

Part III of Form 10-KSB - Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one) Yes  No

NEXT PAGE

Item 1. Description of Business

General

Since being formed in November 2004, MainStreet Financial Corporation (the "Company") has not engaged in any business other than through MainStreet Savings Bank, FSB (the "Bank") and the management of its cash and investment portfolio. The Company neither owns nor leases any property, but we use the premises, equipment and furniture of the Bank. We employ only persons who are executive officers of the Bank as our executive officers, and we also use the support staff of the Bank from time to time. We currently do not separately compensate any employees or directors. In the future, we may hire additional employees if we expand our business at the holding company level. MainStreet Financial Corporation, MHC, a federal mutual holding company (the"MHC"), owns 53% of the Company's stock.

On June 15, 2005, the Company obtained a $2 million loan from a commercial bank to be drawn down as desired. The purpose of this bank loan was to obtain funds to contribute to the Bank to increase its capital level in order to support growth and increased consumer and commercial lending activities. The bank loan has a five-year term and requires quarterly interest-only payments during the five years. The interest rate, which adjusts monthly, is 300 basis points over the three-month LIBOR, which was a loan rate of 6.49% at origination of the loan and 8.37% at December 31, 2006. The loan has a 2% prepayment fee through June 30, 2007 and 1% thereafter. At origination, we drew down $1 million, of which $65,000 was for fees and a pledged deposit at the lender. The remaining $935,000 was used to contribute $848,000 to the Bank as a capital contribution and to pay a $84,000 dividend to MHC. In June 2006, we drew down the additional $1 million, of which $500,000 was contributed to the Bank. The loan agreement requires that we meet certain financial covenants quarterly (with a six-month cure period), including a return on assets greater than 0% and a well-capitalized regulatory status, or trigger an event of default, which allows the lender to accelerate the loan. Our lender has issued a letter that provides that they will refrain and forbear from taking any action to enforce its remedies with respect to the earnings covenant through December 31, 2007. We have incurred a net loss each quarter since the origination of the loan. On December 22, 2006, in connection with the closing of the Company's initial public stock offering, the Company made a $1,300,00 payment on the loan. The balance of the loan at December 31, 2006 was $700,000.

The Company completed an initial public stock offering on December 22, 2006. It sold 355,352 shares of common stock in that offering for $10.00 per share. The Company's employee stock ownership plan (the "ESOP") purchased 28,428 shares with the proceeds of a loan from a third party bank. The Company received net proceeds of $2,897,238 million in the public offering, 50% of which was contributed to the Bank and $1,300,000 million of which was used to reduce the outstanding balance of the bank loan. Upon completion of the offering, the Company issued 400,716 shares of common stock to MHC, so that MHC owns 53% of its outstanding common stock.

Our wholly owned subsidiary, MainStreet Savings Bank, FSB was chartered in 1924 as Hastings Building and Loan Association by a group of Barry County businessmen who believed that a banking institution focused on mortgage lending would increase the number of homeowners in the community and therefore the stability, quality of life, growth and prosperity of our communities. While our name has changed, our market area has grown and our banking services have expanded significantly, we remain true to our community and family focus and continue to be an independent locally owned and managed bank. In November 2004, MainStreet Financial Corporation was formed as part of the reorganization of MainStreet Savings Bank into a federal stock savings bank in a two-tier mutual holding company structure.

The Bank is a community-oriented institution primarily engaged in the business of attracting retail deposits from the general public and originating loans secured by first mortgages on owner-occupied residences located primarily in its market area. The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences, home equity lines of credit and construction and development loans on residential and commercial properties. We also invest in commercial business, commercial real estate and a variety of consumer loans. Our consumer loans consist primarily of auto and recreational vehicle loans. At December 31, 2006, approximately 77.9% of our loan portfolio consisted of residential mortgage loans and home equity lines of credit, 3.6% consisted of construction and development loans in residential and commercial properties, 5.9% consisted of consumer loans and 12.6% consisted of commercial loans.

NEXT PAGE

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market deposit and term certificate accounts and checking accounts. We solicit deposits in our market areas and, to a lesser extent, from financial institutions nationwide, and we accept brokered deposits.

The Company is registered with and regulated by the OTS. The Bank is subject to extensive regulatory supervision and examination by the OTS and the FDIC, which administers the deposit insurance fund that insures its deposits. The Bank is a member of, and owns capital stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks that comprise the Federal Home Loan Bank System.

Forward Looking Statements

This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward.looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

    further developments in the Company's ongoing review of and efforts to resolve the problem credit relationship described in this report, which could result in, among other things, further downgrades of aforementioned loans, additional provisions to the loan loss reserve and the incurrence of other material non-cash and cash charges;

    the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

    the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

    inflation, interest rate, market and monetary fluctuations;

    the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

    the willingness of users to substitute our products and services for products and services of our competitors;

    the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);

    the impact of technological changes;

    acquisitions;

    changes in consumer spending and saving habits; and

    our success at managing the risks involved in the foregoing.

The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

NEXT PAGE

Market Area

We are headquartered in Hastings, Michigan with two offices in Hastings and one in Lake Odessa, Michigan. Our primary market area is Barry County. Our Lake Odessa office is located in Ionia County, Michigan, and we also serve Kalamazoo, Eaton, Allegan, Kent, Calhoun and Van Buren counties in southwest Michigan. Our lending business outside of Barry County consists primarily of residential mortgages; however, we have some commercial real estate and commercial business loans in Kalamazoo. Substantially all other types of loan originations are in Barry County.

Barry County is centrally located between Battle Creek, Grand Rapids, Kalamazoo and Lansing, Michigan. Hastings and the surrounding area is becoming a commuter area for these cities, especially Grand Rapids, which is the second fastest growing metropolitan area in Michigan. As a result, Barry County is the only rural county in Michigan to experience growth over the past decade and is expected to experience continued growth.

The local economy historically has been rural; however, small industrial companies are an increasing contributor to the local economy. Median household income and per capita income for our market area are below the state and national averages, reflecting the rural nature of the market and limited availability of high paying white collar and technical jobs. The largest employer in our market area is Pennock Hospital.

During the third quarter, the most recent time period for which data is available, total employment in the six metropolitan areas in west Michigan remained unchanged with employment gains in the Grand Rapids and Holland areas offsetting declines in the remaining four metro areas. The region's unemployment rate rose to 6.3% during the quarter; this was an increase from 5.6%. All three of the region's economic indicators deteriorated during the quarter suggesting that employment conditions likely will not improve for the next several months. The future prospects for the Grand Rapids and Kalamazoo areas and Barry County are generally more positive than for the state of Michigan overall. Consumers in both areas remain uncertain about the economy and their financial well-being which has resulted in a continued slowdown in the residential real estate sales and consumer spending that has negatively impacted our operations.

Competition

We face strong competition in originating real estate and other loans and in attracting deposits from seven other banks and several credit unions in our market area. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. In 2006 and 2005, we were the largest originator of residential mortgage loans in Hastings, Michigan and one of the top four residential mortgage originators in Barry County, Michigan. We have the second largest deposit market share among banks and savings institutions in Barry County. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Commercial business competition is primarily from local and regional commercial banks.

We attract our deposits through our branch office system and the internet. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, MainStreet Savings Bank's share of deposits was 19.8% and 1.6% in Barry and Ionia counties, respectively.

Internet Website

The Company maintains a website at www.mainstreetsavingsbank.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-KSB. The Company's annual report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K or amendments to these reports are available free of charge on the Securities and Exchange Commission's website at www.sec.gov.

NEXT PAGE

Lending Activities

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated.

	December 31,
	2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$74,328	72.17%	$64,298	68.39%	$55,656	73.68%	$53,477	75.94%
Home equity	5,944	5.77	6,442	6.85	4,613	6.11	3,724	5.29
Commercial(1)	9,292	9.02	8,825	9.39	5,599	7.41	5,313	7.54
Construction or development	3,691	3.58	8,382	8.92	4,598	6.09	3,325	4.72
Total real estate loans	93,255	90.54	87,947	93.55	70,466	93.29	65,839	93.49

Consumer loans:
Automobile	1,575	1.53	842	0.90	699	0.93	710	1.01
Recreational vehicles(2)	2,969	2.88	3,292	3.50	2,892	3.83	2,564	3.64
Unsecured	1,181	1.15	1,423	1.51	621.82		412	0.59
Other(3)	386.37		507	0.56	857	1.13	893	1.27
Total consumer loans	6,111	5.94	6,064	6.45	5,069	6.71	4,579	6.51

Commercial business loans:(1)	3,624	3.52	---	---	---	---	---	---

Total loans	102,990	100.00%	94,011	100.00%	75,535	100.00%	70,418	100.00%
Less:
Loans in process	1,816		2,399		2,069		1,555
Deferred fees and discounts	(17)		(7)		(27)		(44)
Allowance for losses	538		476		413		384
Total loans, net	$100,653		$91,143		$73,080		$68,523
____________________
(1) Prior to 2006, commercial business loans not secured by real estate were not separately recorded. They were included in commercial real estate loans.
(2) Includes loans secured by recreational vehicles and boats.
(3) Includes loans secured by deposits.

NEXT PAGE

The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated.

	December 31,
	2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed- rate loans:
Real estate loans:
One- to four-family	$73,550	71.42%	$63,578	67.63%	$54,887	72.66%	$52,399	74.41%
Commercial(1)	8,315	8.07	7,358	7.83	5,123	6.78	5,196	7.38
Construction or development	3,691	3.58	8,382	8.91	4,598	6.09	3,325	4.72
Total real estate loans	85,556	83.08	79,318	84.37	64,608	85.54	60,920	86.51

Consumer loans	5,854	5.68	5,818	6.19	4,813	6.37	4,385	6.23
Commercial business loans(1)	1,714	1.66	---	---	---	---	---	---

Total fixed-rate loans	93,124	90.42	85,136	90.56	69,421	91.91	65,305	92.74

Adjustable- rate loans:
Real estate loans:
One- to four-family	778	0.76	720	0.77	769	1.02	1,078	1.53
Home equity	5,944	5.77	6,442	6.85	4,613	6.10	3,724	5.29
Commercial(1)	977	0.95	1,467	1.56	476	0.63	117	0.17
Total real estate loans	7,699	7.48	8,629	9.18	5,858	7.75	4,919	6.99

Consumer loans	257	0.25	246	0.26	256	0.34	194	0.28
Commercial business loans(1)	1,910	1.85	---	---	---	---	---	---

Total adjustable-rate loans	9,866	9.58	8,875	9.44	6,114	8.09	5,113	7.26

Total loans	102,990	100.00%	94,011	100.00%	75,535	100.00%	70,418	100.00%

Less:
Loans in process	1,816		2,399		2,069		1,555
Deferred fees and discounts	(17)		(7)		(27)		(44)
Allowance for losses	538		476		413		384
Total loans, net	$100,653		$91,143		$73,080		$68,523
____________________
(1) Prior to 2006, commercial business loans not secured by real estate were not separately recorded. They were included in commercial real estate loans.

NEXT PAGE

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2006. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgages
	One- to four-family and Home Equity		Commercial		Construction or Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during years ending December 31,(1)
2007(2)	$10,027	7.28	$3,249	7.68	$1,514	8.25	$ 496	11.71	$2,267	8.95	$ 17,553	7.78
2008 to 2011	43,845	6.01	4,173	7.17	1,527	6.61	3,315	7.92	1,177	7.59	54,037	6.26
2012 and following	26,400	6.18	1,870	7.47	650	6.27	2,300	6.35	180	6.89	31,400	6.28
Total	$80,272	6.22	$9,292	7.41	$3,691	7.22	$6,111	7.64	$3,624	8.41	$102,990	6.53
____________________
(1) The total amount of loans due after December 31, 2007, which have predetermined fixed interest rates is $80.0 million, while the total amount of loans due after such date, which have floating or adjustable interest rates is $5.4 million.
(2) Includes demand loans, loans having no stated maturity and overdraft loans.

NEXT PAGE

Lending Authority. Each senior officer, including the Senior Vice President of Lending and the President and Chief Executive Officer, may approve aggregate loans to one borrower or group of related borrowers up to $50,000 for consumer loans and up to $150,000 for all other types of loans. Two of those officers may approve loans up to $300,000, and three may approve loans up to $400,000. Loans over these amounts or outside our general underwriting guidelines must be approved by the board of directors.

At December 31, 2006, the maximum amount under federal law that we could have loaned to any one borrower and the borrower's related entities was $1,144,000. See "How We Are Regulated - MainStreet Savings Bank - OTS Regulation." Our five largest lending relationships are with commercial borrowers and residential developers and totaled $4.4 million in the aggregate, or 4.4% of our $100,653,114 total loan portfolio, at December 31, 2006. The largest relationship involves one of our directors and consists of $962,000 in loans on a new restaurant renovation and primary residences, which were current at December 31, 2006. The next largest relationship at December 31, 2006 was $933,000 secured by the borrower's primary and secondary residences and all corporate assets of an auto parts dealership, with these loans being current at December 31, 2006.1 The next three largest relationships at December 31, 2006, were $910,000 secured by a single family residence, vacant lots intended for the construction of a new primary residence and commercial real estate, $795,000 secured by a single-family residential construction project and the borrower's primary residence and $754,000 secured by floor plan loan for a boat dealership and a vehicle. These three lending relationships were current at December 31, 2006. We had 32 other lending relationships that exceeded $500,000 on December 31, 2006, and all of those lending relationships, but one, were current as of December 31, 2006. See "--Asset Quality -- Delinquent Loans."

One- to Four-Family Residential Real Estate Lending. We originate loans secured by first and second mortgages on owner-occupied, one- to four-family residences in our market area. Some of these loans are funded by us and retained in our portfolio, and others are originated and sold to an independent mortgage company with servicing released. See "- Loan Originations, Purchases, Sales, Repayments and Servicing." At December 31, 2006, one- to four-family residential mortgage loans totaled $74.3 million, or 72.17% of our gross loan portfolio. At December 31, 2006, we had $63.8 million in loans secured by owner.occupied one- to four-family residences and $10.5 million in loans secured by nonowner-occupied, one- to four-family residences, of which $73.5 million were fixed-rate loans and $778,000 were adjustable-rate loans.

We generally underwrite our one- to four-family owner-occupied loans based on the applicant's employment and credit history and the appraised value of the subject property. Presently, we lend up to 103% of the lesser of the appraised value or purchase price for one- to four-family residential loans, although most of these loans have a loan-to-value ratio of 80%. For loans with a loan-to-value ratio in excess of 89%, we generally require private mortgage insurance in order to reduce our exposure. Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by the board of directors or we utilize the value for tax assessment purposes. We require our borrowers to obtain title insurance and hazard insurance, and flood insurance if necessary.

We currently originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Fixed-rate first mortgage loans have a five- to seven-year term, with a balloon payment and up to 30-year amortization. Fixed-rate second mortgages have similar terms with rates 100 to 150 basis points higher than first mortgages. Fixed-rate mortgage loans for longer terms are originated only for immediate sale under pre.existing commitments. Due to competition in our market, we are not offering adjustable-rate mortgages. We only retain in our portfolio five- to seven-year balloon loans to ensure earlier repricing. When we have offered adjustable-rate loans, they were offered with annual repricing with a maximum annual rate change and maximum overall rate change. We used a variety of indices to reprice our adjustable-rate mortgage loans.

Our one- to four-family loans are not assumable. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

We generally underwrite our nonowner-occupied, one- to four-family loans primarily based on a 1.25 times debt service coverage, though we also consider the applicant's creditworthiness and the appraised value of the property. Presently, we lend up to 80% of the lesser of the appraised value or purchase price for the residence (or 90% with private mortgage insurance). These loans are offered with a fixed rate or an adjustable rate at rates one percentage point higher than owner-occupied residential mortgages and with a 1% origination fee. These loans have terms of up to 5 years and are not assumable.

NEXT PAGE

Home Equity Lines of Credit. Our home equity lines of credit totaled $5.9 million and accounted for 5.8% of our gross loan portfolio at December 31, 2006. Amounts borrowed under these lines can be repaid and reborrowed during the authorized draw period. All of these loans have adjustable rates of interest. Current home equity line of credit programs being offered are written for a 15 year term. This includes a five year draw period and a ten year repayment period. Minimum monthly repayment periods range from interest only to 1.5% of the outstanding loan balance. These loans are originated in amounts, that when combined with the balance of the existing first mortgage, are up to 100% of the value of the property securing the loan. Loans that have a combined loan to value of 90% or more are covered by a default insurance policy insuring the bank in the event of a default by the borrower. At December 31, 2006, unfunded commitments on these lines of credit totaled $4.2 million.

Commercial Real Estate Lending. We offer a variety of commercial real estate loans. These loans are secured primarily by local service/retail establishments and small office or commercial buildings located in our market areas, primarily in Barry County. Through the end of 2005 our commercial real estate portfolio included our commercial business loans. See " Commercial Business Lending." At December 31, 2006 commercial real estate loans totaled $9.3 million or 9.0%, of our gross loan portfolio.

Our loans secured by commercial real estate are originated with a fixed or adjustable interest rate based on the prime rate, adjusted quarterly or monthly, with a three-or five-year term and balloon payment and up to a 25 year amortization calculation. The interest rate on adjustable rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan.

Loans secured by commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We generally require personal guarantees of the borrowers and an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state certified or licensed fee appraisers approved by the board of directors. See " Loan Originations, Purchases, Sales and Repayments."

We do not generally maintain a tax or insurance escrow account for loans secured by commercial real estate. In order to monitor the adequacy of cash flows on income producing properties, the borrower is generally required to provide periodic financial information.

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. See "Asset Quality - Non-performing Loans." The largest commercial real estate lending relationship at December 31, 2006, was $810,000, secured by a restaurant renovation and primary and secondary residences. At December 31, 2006, these loans were fully performing.

Construction or Development Lending. Our construction loan portfolio consists of loans for the construction of one- to four-family residences and commercial properties, including land loans for development of these properties. The weak housing market in our market area has reduced the demand for speculative residential construction loans. We hope to increase our construction lending business, particularly with residential contractors, once this market improves. Construction and development lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, construction and development loans, excluding land loans, are generally made with adjustable rates of interest for commercial properties and fixed rates for residential properties. These loans have six-to nine-month terms and interest-only payments during the construction period. Land loans are generally for residential developments. They are three-year balloon, non-amortizing loans with an 85% maximum loan-to-value ratio and a fixed or adjustable rate of interest. At December 31, 2006, we had $3.7 million in construction and development loans outstanding, representing 3.6% of our gross loan portfolio and consisting of: $1.3 million in construction loans to the prospective owners of the one- to four-family residences being constructed and $2.4 million in construction loans to builders for pre-sold and spec homes under construction.

NEXT PAGE

Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios. We fund our construction loans based on percentage of completion as determined by physical property inspections. The acquisition and development loans are required to be paid as lots are sold, though on an accelerated basis so that we are repaid before all the lots are sold. See also the discussion under the headings "Classified Assets" and " Loan Delinquencies and Defaults" below.

Commercial Business Lending. We originate commercial business loans and at December 31, 2006, we had $3.6 million in commercial business loans which was 3.5% of our loan portfolio. Prior to 2006, our commercial business portfolio was reported as part of our commercial real estate portfolio. Our commercial business lending activities encompass loans with a variety of purposes and security including loans to finance inventory and equipment. These are believed to carry higher credit risk than more traditional single family loans.

Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business and, therefore, are of higher risk. Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory. This collateral may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. As a result, the availability of funds for the repayment of commercial business loans is dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).

Our management recognizes the generally increased risks associated with our commercial business lending. Our commercial lending policy emphasizes complete credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Review of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. In addition, we generally obtain personal guarantees from the borrowers on these types of loans. The majority of the Bank's commercial loans have been to borrowers in Barry and Kalamazoo counties, Michigan.

Consumer Lending. We offer a variety of secured consumer loans, including loans secured by new and used auto loans, boats, trailers and other recreational vehicles, unsecured consumer loans and loans secured by savings deposits. We originate our consumer loans primarily in our market areas. At December 31, 2006, our consumer loan portfolio totaled $6.1 million, or 5.9% of our gross loan portfolio. Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

We originate auto loans on a direct and indirect basis. Auto loans totaled $1.6 million at December 31, 2006, or 1.5% of our gross loan portfolio of which $741,000 were direct loans and $834,000 were indirect loans. We have a relationship with five local car dealerships for indirect lending under an arrangement providing a reserve fee to the referring dealer. Auto loans may be written for up to six years and have fixed rates of interest. Loan-to-value ratios are up to 100% of the sales price and or the retail value on new and late model new and used autos and the lesser of 90% of NADA or the sales price on other used autos.

We originate loans secured by boats, trailers and other recreational vehicles. These loans totaled $3.0 million at December 31, 2006, or 2.9% of our gross loan portfolio. We have a relationship with two local boat dealers for indirect lending which provides for a reserve fee to the referring dealer. These secured consumer loans are written up to 12 years and usually have fixed interest rates. Loan.to.value ratios are 100% of the sales prices for new collateral and the lesser of 90% of NADA value or the sales price for used collateral.

We also offer loans secured by certificates of deposit. These loans are generally for the term of the certificate and up to 100% of the amount of the deposit. The rate is usually 4% above the rate on the deposit. They may be single payment loans or may be amortized for the certificate term. A hold is placed on the deposit while the loan is in place.

We also make unsecured loans to consumers based on the creditworthiness of the borrower. These loans are written for up to three years and usually have fixed rates of interest.

NEXT PAGE

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. Consumer loans often carry higher rates of interest than do one- to four-family residential mortgage loans, due to competition in our market. Our consumer loan rates are not significantly higher than the rates on one- to four-family residential mortgage loans. Management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer and other loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Our loan portfolio possesses increased risk due to our substantial number of commercial, consumer and construction or development loans."

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers. We actively solicit business from these referral sources and strive to create strong relationships with them through the quality of service and program selections we offer. Walk-in customers are another important source of loan originations. We also have a loan production office in a real estate broker's office in Kalamazoo, Michigan, to increase our residential mortgage originations in that metropolitan area.

The Bank promotes its consumer loan products to existing customers, primarily through in-branch promotions and statement stuffers and to the community through newspaper and radio advertising. We also work closely with area boat dealers and are present at recreational vehicle shows they participate in to promote our products. In addition to working closely with the boat dealers we maintain and continue to develop vendor relationships with area consumer product dealers providing financing that is secured by the consumer goods being purchased.

The Bank has built its commercial loan portfolio primarily through working with business owners and managers that are customers, direct calling on referral sources, accountants and attorneys and through direct calling on other businesses that have been targeted by our management team.

The Bank has worked diligently to identify qualified builders to solicit loans for both speculative construction and contract construction for either new homes or remodeling projects. We are an active member of the Barry County Homebuilders Association and make contacts with builders through joint sponsorship of various activities with building supply vendors.

We are qualified to sell one- to four- family residential mortgage loans to Freddie Mac; however, we have not sold any loans to Freddie Mac. Since 2000, we have sold residential mortgages to Heartwell Mortgage Corporation on an individual loan basis with servicing released. Most of these loans are long-term, fixed-rate residential mortgages. These loans must comply with prescribed terms and conditions provided to us by Heartwell Mortgage Corporation which underwrites and approves the loans and agrees to buy them from us prior to our commitment or funding. These loans are originated as Bank loans, though Heartwell Mortgage Corporation provides funding at closing. These loans are assigned to Heartwell Mortgage Corporation at closing and we typically receive at least 1% of the loan principal as an origination fee. During the year ended December 31, 2006, we earned $40,000 in these origination fees.

While we originate adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition, economic conditions and the interest rate environment. Loans and participations purchased must conform to our underwriting guidelines and be acceptable to the senior officer loan committee. Furthermore, during the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted with a resultant decrease in interest income.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Because of competition in our market, this is not a material source of income for us.

NEXT PAGE

Asset Quality

When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by residential real estate, a late notice is sent 15 days after the due date and every 15 days thereafter until the delinquency is resolved. When the loan is 45 days past due a delinquency letter is mailed to the borrower. If the account becomes 90 days delinquent and an acceptable repayment plan has not been agreed upon, a 30-day notice of our intent to foreclose is forwarded to the borrower. Foreclosure proceedings are initiated after that 30-day period unless a repayment plan has been approved.

Delinquent secured consumer loans are handled with a 15-day late notice followed by the issuance of a delinquency letter 45 days after the due date requesting payment within 10 days. If the loan is not current or under an approved repayment plan within that time period, repossession and sale of consumer collateral are initiated, subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis. Borrowers on delinquent unsecured consumer loans are sent a delinquency notice 30 days after the due date. If no payment plan is agreed to within the next 30 days, the loan is sent to an attorney for collection.

Delinquent commercial business loans and loans secured by multi-family and commercial real estate are initially handled by the collection officer who is responsible for contacting the borrower. The collection department also works with the commercial loan officers to see that necessary steps are taken to collect delinquent loans. In addition, we have an senior officer loan committee that meets at least twice a month and reviews past due and criticized loans, as well as other loans that management feels may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

Delinquent Loans. The following table sets forth our loan delinquencies for 60 days and over by type, number and amount at December 31, 2006.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Total Loans(1)	Number	Amount	Percent of Total Loans(1)	Number	Amount	Percent of Total Loans(1)
	(Dollars in thousands)
Real Estate:
One- to four-family	6	$838	0.81%	4	$561	0.55%	10	$1,399	1.36%
Commercial	---	---	---	1	371	0.36	1	371	0.36
	6	838	0.81	5	932	0.91	11	1,770	1.72
Consumer	2	2	0.01	3	8	0.01	5	9	0.01
Total	8	$840	0.82%	8	$940	0.92%	16	$1,779	1.73%
____________________
(1) As a percentage of total gross loans of $103.0 million at December 31, 2006.

Loan delinquencies have increased during 2006, primarily as the result of more difficult economic conditions in our market and borrowers' difficulty in making increased payments due to upward rate adjustments. We expect these trends to continue in 2007. These delinquencies include one of our largest lending relationships, which is with a commercial borrower and consists of a $371,000 land development loan, $160,000 residential spec loan, $50,000 commercial line of credit and $8,000 note.

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non accrual status when the collection of principal and/or interest becomes doubtful. At December 31, 2006, we had two non-accruing loans which totaled $531,000 or 0.52% of total net loans. At all other dates presented, we had no non accruing loans. At December 31, 2006, we had $326,000 in loans secured by a speculative construction single family residence and a single family residential property that were troubled debt restructurings which involved forgiving a portion of interest or principal. Foreclosed assets owned include assets acquired in settlement of loans.

NEXT PAGE

	December 31,
	2006	2005	2004	2003
	(Dollars in thousands)
Accruing loans delinquent more than 90 days:
One- to four-family	$ 561	$ 79	$ 44	$ 77
Commercial real estate	---	---	---	---
Consumer	7	---	13	3
Total	568	79	57	80

Troubled debt restructuring:
One- to four-family	326	275	73	312
Total	326	275	73	312

Foreclosed assets:
One- to four-family	453	411	520	312
Consumer	12	18	---	---
Total	465	429	520	312

Non-accrual Loans:
One- to four-family	160	---	---	---
Consumer	371	---	---	---
Total	531	---	---	---

Total non-performing assets	$1,890	$783	$650	$704

Total as a percentage of total assets	1.65%	0.74%	0.74%	0.80%

The increase in non-performing loans in 2006 is the result of a deterioration in economic conditions in southwest Michigan and higher rates which caused certain borrowers to become delinquent on loan payments. We expect this trend to continue in 2007. For a discussion of significant non-performing assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Other Loans of Concern. There were no other loans of concern at December 31, 2006. Subsequent to that date, management became aware of possible credit problems with a borrower that have caused them to have doubts as to their ability to comply with present loan repayment terms and which may result in the future inclusion of four loans in the non-performing asset categories; two loans totaling $251,000 for the speculative construction of single family residences, one loan of $398,000 for the development of a residential plat and an automobile loan in the amount of $2,100.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "substandard," "doubtful" or "loss". An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard", with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions and values, "highly questionable and improbable". Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

NEXT PAGE

When an institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which may order the establishment of additional general or specific loss allowances.

We regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of our loans, at December 31, 2006, we had $442,000 in loans classified as substandard, $1.1 million classified as doubtful and none as loss. The total amount classified represented 17.9% of our equity capital and 1.35% of our assets at December 31, 2006. The increase in the doubtful classification, since June 30, 2006, is primarily due to the addition of five single family residential mortgage loans to different borrowers, totaling $702,575, and two loans to a commercial borrower, a 371,000 loan for the development of a residential plat and an unsecured line of credit in the amount of $50,000.

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses in the loan portfolio. The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Large groups of smaller balance homogeneous loans such as residential real estate, small commercial real estate, home equity and consumer loans are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Geographic peer group data is obtained by general loan type and adjusted to reflect known differences between peers and the Bank such as loan seasoning, underwriting experience, local economic conditions and customer characteristics. More complex loans such as multi-family and commercial real estate loans and commercial business loans are evaluated individually for impairment primarily through the evaluation of collateral values.

At December 31, 2006, our allowance for loan losses was $538,000, or 0.53% of the total loan portfolio, with no specific reserves. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole reflects estimated probable loan losses in our loan portfolios. The allowance is discussed further in Notes 1 and 3 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation.

NEXT PAGE

The following table sets forth an analysis of the Bank's allowance for loan losses.

	Year ended December 31,
	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$476	$413	$385	$384

Charge-offs:
One- to four-family	22	---	1	2
Consumer	105	63	29	63
Total	127	63	30	65

Recoveries:
Consumer	27	24	49	15

Net charge-offs (recoveries)	100	39	(19)	51
Additions charged to operations	162	102	9	51
Balance at end of period	$538	$476	$413	$385

Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.05%	(0.03)%	0.07%

Allowance as a percentage of non-performing loans	48.90%	602.53%	724.56%	481.25%

Allowance as a percentage of total loans (end of period)	0.53%	0.52%	0.56%	0.56%

In 2004, we did not have a significant provision because our growth was slower and we recorded net recoveries during the year. In 2005, we increased the allowance primarily in response to loan growth as quality indicators remained positive. In 2006, we increased the provision in response to the current local economic conditions.

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2006		2005		2004		2003
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:
One- to four-family and home equity	$141	77.94%	$ 98	75.24%	$107	79.79%	$113	81.23%
Commercial	114	9.02	160	9.39	104	7.41	100	7.55
Construction or development	35	3.58	39	8.92	35	6.09	27	4.72
Consumer	201	5.94	179	6.45	167	6.71	145	6.50
Commercial Business	47	3.52	-	-	-	-	-	-
Total	$538	100.00%	$476	100.00%	$413	100.00%	$385	100.00%

NEXT PAGE

Investment Activities

Federal savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal, state and local agencies and jurisdictions, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, Federal savings banks also may invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federal savings bank is otherwise authorized to make directly. See "How We Are Regulated - MainStreet Savings Bank - - OTS Regulation" for a discussion of additional restrictions on our investment activities.

The Treasurer has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the President. The Treasurer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk." Our investment securities currently consist of mortgage.backed securities. Prior to 2005, our investment portfolio also included federal agency securities and corporate debt securities. See Note 2 of the Notes to Consolidated Financial Statements. The corporate debt was acquired to increase the yield in our investment securities portfolio.

As a member of the Federal Home Loan Bank of Indianapolis, we had $1.6 million in stock of the Federal Home Loan Bank of Indianapolis at December 31, 2006. For the year ended December 31, 2006, we received $81,000 in dividends from the Federal Home Loan Bank of Indianapolis.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated, which included no securities held to maturity. At December 31, 2006, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2006		2005		2004
	Amortized cost	Fair Value	Amortized cost	Fair Value	Amortized cost	Fair Value
	(In thousands)
Securities available for sale, at fair value:
U.S. government and federal agency	$ ---	$ ---	$ ---	$ ---	$ 500	$ 501
Corporate debt	---	---	---	---	---	---
Mortgage-backed, including mutual funds	2,108	2,088	2,294	2,275	2,681	2,690
Total investment securities	2,108	2,088	2,294	2,275	3,181	3,191

Federal Home Loan Bank stock	1,589	1,589	1,725	1,725	1,402	1,402

Total securities	$3,697	$3,677	$4,019	$4,000	$4,583	$4,593

NEXT PAGE

The composition and maturities of our investment securities portfolio at December 31, 2006, excluding Federal Home Loan Bank stock, are indicated in the following table.

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total securities
	Amortized cost	Weighted average yield	Amortized cost	Weighted average yield	Amortized cost	Weighted average yield	Amortized cost	Weighted average yield	Amortized cost	Weighted average yield	Fair value
	(Dollars in thousands)
Securities available for sale, at fair value:
Mortgage- backed, including mutual funds	$1,009	5.09%	$ ---	---%	$36	6.84%	$1,063	6.62%	$2,108	5.89%	$2,088

Sources of Funds

General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms, including special accounts for children and IRA accounts. Our deposits consist of savings and checking accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits primarily in our market areas and from financial institutions. We also solicit deposits over the Internet through cdrate/line.com, which is used primarily by other banks, and we accept brokered deposits through Depository Trust Co. for a fee of approximately one-fourth of a basis point. At December 31, 2006, our total brokered and wholesale deposits were $29.4 million, or 35.5% of all deposits on that date. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain deposits. Our ability to accept brokered and wholesale deposits will be restricted if we become adequately capitalized, unless we receive a waiver from the FDIC.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset and liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

Under regulations of the Board of Governors of the Federal Reserve System, we are required to maintain non-interest bearing reserves at specified levels against our transaction accounts, primarily checking and NOW accounts. At December 31, 2006, the Bank was in compliance with these Federal Reserve requirements.

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2006.

	Maturing
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
	(In thousands)
Certificates of deposit less than $100,000	$4,982	$4,998	$10,558	$3,589	$24,127
Certificates of deposit of $100,000 or more	5,318	8,504	6,034	10,855	30,711
Public funds(1)	740	867	527	335	2,469
Total certificates of deposit	$11,040	$14,369	$17,119	$14,779	$57,307
____________________
(1) Deposits from governmental and other public entities.

NEXT PAGE

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by MainStreet Savings Bank at the dates indicated.

	December 31,
	2006		2005		2004		2003
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Transactions and Savings Deposits:
Non interest-bearing demand	$ 6,511	7.87%	$ 6,852	10.56%	$ 5,688	9.81%	$ 5,101	8.61%
Interest-bearing demand	4,446	5.37	5,283	8.14	5,470	9.43	5,231	8.83
Statement savings	8,374	10.12	9,019	13.90	9,749	16.81	10,039	16.94
Money market	6,047	7.30	6,322	9.74	7,897	13.62	7,728	13.04
IRA	16.02		21	0.03	140	0.24	173	0.29

Total non-certificates	25,394	30.68	27,497	42.36	28,944	49.91	28,272	47.71

Certificates:
0.00 - 1.99%	---	---	1,920	2.96	12,505	21.56	10,758	18.15
2.00 - 3.99%	10,822	13.07	23,065	35.53	14,153	24.41	16,643	28.09
4.00 - 5.99%	46,485	56.15	12,413	19.12	2,380	4.10	3,486	5.88
6.00 - 7.99%	---	---	---	---	---	---	72	0.12

Total certificates	57,307	69.22	37,398	57.62	29,038	50.07	30,959	52.25

Accrued interest	82	0.10	13	0.02	10	0.02	26	0.04

Total deposits	$ 82,783	100.00%	$64,908	100.00%	$57,992	100.00%	$59,257	100.00%

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings consist of advances from the Federal Home Loan Bank of Indianapolis and a loan from a commercial bank. See Note 7 of the Notes to Consolidated Financial Statements.

We are a member of and may obtain advances from the Federal Home Loan Bank of Indianapolis, which is part of the Federal Home Loan Bank System. The twelve regional Federal Home Loan Banks provide a central credit facility for their member institutions. These advances are provided upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to be used to provide funds for residential home financing. At December 31, 2006, we had $21.4 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $11.4 million from the Federal Home Loan Bank of Indianapolis. At that same date, we had $42.3 million in residential mortgages and mortgage-backed securities pledged as collateral for our advances and an additional $39.1 million in residential mortgages and mortgage-backed securities available to serve as collateral for additional advances. We are required to own stock in our Federal Home Loan Bank based on the amount of our advances. At December 31, 2006, we had $1.6 million in such stock.

The Bank is authorized to borrow from the Federal Reserve Bank of Chicago "discount window" after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings. We have never borrowed from the Federal Reserve Bank.

NEXT PAGE

The following table sets forth the maximum month-end balance and average balance of borrowings for the Company and the Bank for the periods indicated.

	For the year ended December 31,
	2006	2005	2004	2003
	(Dollars in thousands)
Maximum month-end balance:
Federal Home Loan Bank advances	$30,450	$32,000	$22,600	$22,100
Bank loan	2,000	1,000	---	---
Total	$32,450	$33,000	$22,600	$22,100

Average balances:
Federal Home Loan Bank advances	$27,146	$27,171	$21,500	$21,925
Bank loan	1,800	583	---	---
Total	$28,946	$27,754	$21,500	$21,925

Weighted average interest rate of:
Federal Home Loan Bank advances
	5.35%	4.25%	3.63%	3.72%
Bank loan	8.62	3.91	---	---
All borrowings	5.56%	4.24%	3.63%	3.72%

The following table sets forth certain information about our borrowings at the dates indicated.

	December 31,
	2006	2005	2004	2003
	(Dollars in thousands)
Federal Home Loan Bank advances	$21,400	$32,000	$22,600	$21,400
Bank loan	700	1,000	---	---
Total	$22,100	$33,000	$22,600	$21,400

Weighted average interest rate of:
Federal Home Loan Bank advances	5.30%	4.46%	3.96%	3.47%
Bank loan	8.37	7.08	---	---
Total borrowings	5.40%	4.54%	3.96%	3.47%

Subsidiary and Other Activities

The Bank has one active subsidiary, MainStreet Financial Services, Inc., a licensed insurance agency. The subsidiary has an investment in MBT Title Company, which is jointly owned by members of the Michigan Bankers Association. At December 31, 2006, our total investment in the subsidiary was $2,400. This investment has not resulted in any earnings or losses in 2005 and 2006 to date.

The Bank has a contract with Regal Financial Services, a third party broker-dealer that offers securities brokerage services to our customers at a separate location in our main banking office. We receive compensation from them for the use of the office space and certain administrative services. We earned $22,000 in 2006.

Employees

At December 31, 2006, we had a total of 32 full-time employees and 14 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

NEXT PAGE

How We Are Regulated

Set forth below is a brief description of certain laws and regulations that are applicable to the Company, the Bank and MHC. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere in this Report, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Legislation is introduced from time to time in the United States Congress that may affect the operations of the Company and the Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the OTS, the FDIC or the SEC, as appropriate. Any legislative or regulatory changes in the future could adversely affect the Company and the Bank. No assurance can be given as to whether or in what form any such changes may occur.

MainStreet Savings Bank. The Bank, as a federally chartered savings bank is subject to regulation and periodic examination by the OTS. This regulation extends to all aspects of its operations. The Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to the Company. See "- Regulatory Capital Requirements" and "- Limitations on Dividends and Other Capital Distributions." Federal laws and regulations of the OTS prescribe the investment and lending authority and activities of federally chartered savings banks. The Bank is required to file periodic reports with, and is subject to periodic examination by, the OTS. The FDIC also insures the deposits of the Bank to the maximum extent permitted by law. This regulation of the Bank is intended for the protection of depositors and the insurance of accounts fund and not for the purpose of protecting shareholders.

OTS Regulation. Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and OTS regulations, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements. In addition, the branching authority of the Bank is regulated by the OTS. The Bank is generally authorized to branch nationwide. The investment and lending authority of the Bank is prescribed by federal laws and regulations and it is prohibited from engaging in any activities not permitted by these laws and regulations.

As a federal savings bank, the Bank is required to meet a qualified thrift lender test. This test requires the Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, we may maintain 60% of our assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, we are required to maintain a significant portion of our assets in residential housing related loans and investments. Any institution that fails to meet the qualified thrift lender test becomes subject to certain restrictions on its operations and must convert to a national bank charter, unless it re-qualifies as, and thereafter remains, a qualified thrift lender. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. As of December 31, 2006, the Bank met this requirement with a qualified thrift lender percentage of 86.89%.

Under OTS regulations, the Bank is subject to a lending limit for loans to one borrower or group of related borrowers. This lending limit is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case the limit is increased to 25% of unimpaired capital and surplus). At December 31, 2006, our lending limit under this restriction was $1,144,350. Our outstanding loans are in compliance with this lending limit.

The OTS oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 and the anti-money laundering provisions of the USA Patriot Act. The Gramm-Leach-Bliley privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide customers with its privacy policy and with the opportunity to "opt out" of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop

NEXT PAGE

anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

We are subject to periodic examinations by the OTS. During these examinations, the examiners may require the Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. As a federal savings bank, the Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the Office of Thrift Supervision.

Transactions between the Bank and its affiliates generally are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Bank's capital. In addition, the Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Company is an affiliate of the Bank.

The OTS has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution regulated by the OTS that fails to comply with these standards must submit a compliance plan.

The OTS has extensive enforcement authority over all savings associations and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required by law.

FDIC Regulation and Insurance of Accounts. The Bank's deposits are insured up to the applicable limits by the deposit insurance fund administered by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Under new FDIC regulations, our deposit insurance premiums will increase in 2007 to 7 basis points of insured deposits. The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance fund. The FDIC also has the authority to initiate enforcement actions against the Bank and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

MainStreet Financial Corporation and MHC. As the holding companies of the Bank, the Company and MHC are subject to regulation and examination by the OTS. The terms of the Company's charter is prescribed by the OTS and requires us to only pursue any or all of the lawful objectives and powers of the subsidiary of a mutual holding company.

Under regulations of the OTS, MHC must own a majority of outstanding shares of the Company in order to qualify as a mutual holding company. Applicable federal law and regulations limit the activities of MainStreet Financial Corporation and MHC and require the approval of the OTS for any acquisition or divestiture of a subsidiary, including another financial institution or holding company.

Generally, transactions between the Bank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Bank's capital. In addition, the Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Company and MHC are affiliates of the Bank.

NEXT PAGE

Under federal law, if the Bank fails the qualified thrift lender test, the Company and MHC must obtain the approval of the OTS prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple savings association holding companies or their subsidiaries. In addition, within one year of such failure, MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies.

Under regulations of the OTS, MHC, may convert to the stock form of ownership, though it has no current intention to do so. In a stock conversion, the members of MHC would have a right to subscribe for shares of stock in a new company that would own MHC's shares in the Company. In addition, each share of stock in the Company not owned by MHC, would convert into shares in that new company in an amount that preserves the holders' percentage ownership.

Regulatory Capital Requirements

Capital Requirements for the Bank. The Bank is required to maintain minimum levels of regulatory capital under regulations of the OTS. The capital standards require core or Tier 1 capital equal to at least 3.0% of adjusted total assets for the strongest institutions with the highest examination rating and 4.0% of adjusted total assets for all other institutions, unless the OTS requires a higher level based on the particular circumstances or risk profile of the institution. Core capital generally consists of tangible capital plus certain intangibles. At December 31, 2006, MainStreet Savings Bank had core capital equal to $7.3 million, or 6.49% of adjusted total assets, which was $2.8 million above its required level of 4%.

The OTS also requires MainStreet Savings Bank to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core or Tier 1 capital and Tier 2 capital, which for MainStreet Savings Bank at December 31, 2006, consists of $538,000 of its allowance for possible loan and lease losses. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. The OTS is authorized to require MainStreet Savings Bank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities. At December 31, 2006, MainStreet Savings Bank had $70.2 million in risk-weighted assets and total capital of $7.9 million, or 11.23% of risk-weighted assets, which was $2.3 million above the required level.

The OTS is authorized and, under certain circumstances, required to take certain actions against federal savings banks that fail to meet these capital requirements, or that fail to maintain an additional capital ratio of Tier 1 capital of at least 4.0% of risk weighted-assets. The OTS is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% total risk-based capital ratio. Any such institution must submit a capital restoration plan and until the plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions on undercapitalized institutions.

Any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered "significantly undercapitalized" and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2.0% is "critically undercapitalized" and becomes subject to further mandatory restrictions. The OTS generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to that category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OTS of any of these measures on MainStreet Savings Bank may have a substantial adverse effect on its operations and profitability.

Institutions with at least a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio and an 8.0% total risk-based capital ratio are considered "adequately-capitalized." An institution is deemed "well-capitalized" institution if it has at least a 5% leverage capital ratio, a 6.0% Tier 1 risked-based capital ratio and a 10.0% total risk-based capital ratio. At December 31, 2006, MainStreet Savings Bank was considered a "well-capitalized" institution. On that date, its risked based capital ratio was 1.23% over the 10.0% requirement for well-capitalized status.

NEXT PAGE

Capital Requirements for MainStreet Financial Corporation. MainStreet Financial Corporation is not subject to any specific capital requirements. The OTS, however, will expect MainStreet Financial Corporation to support MainStreet Savings Bank, including providing additional capital when MainStreet Savings Bank does not meet its requirements. As a result, the OTS limits the ability of MainStreet Savings Bank to pay dividends to MainStreet Financial Corporation.

Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on the ability of the Bank to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The Bank must file a notice or application with the OTS before making any capital distribution. The Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If the Bank proposes to make a capital distribution when it does not meet its current minimum capital requirements (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain OTS approval prior to making the distribution. The OTS may always object to any distribution based on safety and soundness.

OTS regulations impose various restrictions on the ability of the Bank to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The Bank must file a notice or application with the OTS before making any capital distribution. The Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If the Bank proposes to make a capital distribution when it does not meet its current minimum capital requirements (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain OTS approval prior to making the distribution. The OTS may always object to any distribution based on safety and soundness concerns.

MainStreet Financial Corporation will not be subject to OTS regulatory restrictions on the payment of dividends. Dividends from MainStreet Financial Corporation, however, may depend, in part, upon its receipt of dividends from MainStreet Savings Bank. In addition, MainStreet Savings Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with this mutual holding company reorganization and stock issuance. No insured depositary institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. See "Our Policy Regarding Dividends."

Federal Securities Law

The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

The Company stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If the Company meets specified current public information requirements, each affiliate of the Company will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

The SEC has adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to the Company as a registered company under the Securities Exchange Act of 1934. The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC Sarbanes-Oxley regulations and policies include very specific additional disclosure requirements and new corporate governance rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

NEXT PAGE

Federal Taxation

General. The Company, the Bank and MHC are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank. The Bank's federal income tax returns have never been audited.

The Company files a consolidated federal income tax return with the Bank and MHC. Accordingly, it is anticipated that any cash distributions made by the Company to its stockholders would be considered to be taxable dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent alternative minimum tax exceeds regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax, nor do we have any amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2006, the Bank had net operating loss carryforwards of $745,000 for federal income tax purposes, which begin expiring in 2021.

Allocation for Bad Debt Deduction. At December 31, 2006, our retained earnings included approximately $1.9 million for which no federal tax liability has been recorded, because it represents an allocation of income to bad debt deductions for tax purposes only. If this $1.9 million is used for purposes other than tax bad debt losses or adjustments from carryback of net operating losses, it would create income for tax purposes only, which would be subject to current tax. The unrecorded deferred tax liability on the $1.9 million was approximately $640,000 at December 31, 2006.

Corporate Dividends-Received Deduction. Because it files a consolidated return with its wholly owned subsidiary, the Bank, dividends from the Bank are not included as income to the Company. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payee of the dividend. Corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

The Company and the Bank are subject to a Michigan business activities tax of 1.9% on the sum of their federal taxable income, compensation paid to employees, tax depreciation expense and certain other items.

Item 2. Description of Property

At December 31, 2006, we had three full-service offices. The main office of the Company is the main office of the Bank. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2006. The aggregate net book value of the Company's premises and equipment was $3.6 million at December 31, 2006. See also Note 4 of the Notes to Consolidated Financial Statements. The office buildings we own are held substantially free of encumbrances or mortgages. In the opinion of management, the facilities are adequate and suitable for the needs of the Company.

NEXT PAGE

Location	Year opened	Owned or leased	Lease expiration date	Net book value at December 31, 2006
				(In thousands)

Main office: 629 W. State Street Hastings, Michigan 49058	1998	Owned	N/A	$2,519

Branch offices: 127 S. Michigan Avenue (Inside Felpausch Food Center) Hastings, Michigan 49058	1997	Leased	8/1/2017	N/A

802 Fourth Avenue Lake Odessa, Michigan 48849	1977	Owned	N/A	$ 23

Loan production office: Cornerstone Building Suite 2 407 West Michigan Avenue Kalamazoo, Michigan 49007	2006	Leased	5/8/2009(1)	N/A
____________________
(1) This lease may be terminated by the landlord or us with 90 days written notice.

Our data processing service provider is FPS Gold. We maintain depositor and borrower customer files and our accounting records on an on-line basis, utilizing their online real time system. The book value of all data processing and computer equipment utilized by the Bank at December 31, 2006 was $89,000. Management has a disaster recovery plan in place with respect to the data processing system, as well as the Bank's operations as a whole.

We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

Item 3. Legal Proceedings

From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material legal fees or other liability as a result of such litigation. In the opinion of management, the Bank is not a party to any pending claims or lawsuits that are expected to have a material effect on the Bank's financial condition or operations. Periodically, there have been various claims and lawsuits involving the Bank mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. Aside from such pending claims and lawsuits, which are incident to the conduct of the Bank's ordinary business, the Bank is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

NEXT PAGE

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

(a) The information under the heading "Shareholder Information " in the Company's 2006 Annual Report to Shareholders, which is included in Exhibit 13, is incorporated herein by reference.

The Company has not repurchased any shares and has no equity compensation plans.

In connection with its stock offering, the Company was required by federal law to issue an additional 399,716 shares to MHC in order that MHC would continue to own 53% of the Company's outstanding common stock.

(b) The Company's recent stock offering was declared effective November 13, 2006, began on November 22, 2006 and was closed and concluded on December 22, 2006. The Company sold 355,352 shares of stock in the offering for $10.00 a share for gross proceeds of $3,553,520. Those proceeds were applied towards $656,282 in total offering expenses, resulting in net proceeds of $2,897,238, of which 50% was contributed to the Bank, as required by the OTS, primarily to fund the Bank's lending operations. The Company made a $1,300,000 payment on its bank loan from the proceeds and the remaining net proceeds of $91,000 to fund its operating expenses over the next 3 years. Those funds were invested in bank accounts.

(c) The Company made no stock repurchases during the quarter ended December 31, 2006.

Item 6. Management's Discussion and Analysis or Plan of Operation

The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2006 Annual Report to Shareholders, which is included in Exhibit 13, is incorporated herein by reference.

Item 7. Financial Statements

The following consolidated financial statements are in the Company's 2006 Annual Report to Shareholders, which is included in Exhibit 13, and are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

NEXT PAGE

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a.15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2005, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer, and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a.15(f) under the Act) that occurred during the year ended December 31, 2005, that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non.financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

Information concerning the Directors and Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in May 2007, a copy of which will be filed not later than 120 days after the close of our fiscal year. The incorporation by reference of that proxy statement here, or anywhere else in this Form 10-KSB, excludes the information contained under the heading "Report of Audit Committee."

Section 16(a) Compliance

The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our Annual Meeting of Stockholders being held in May 2007, a copy of which will be filed not later than 120 days after the end of our fiscal year.

Code of Ethics

In 2006, we adopted a Code of Business Conduct and Ethics based upon the standards set forth under Item 406 of Regulation S-B of the Securities and Exchange Commission. The Code applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics was included in our form 10-QSB for the quarter ended September 31, 2006 and is available on our Internet website at www.mainstreetsavingsbank.com.

Item 10. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in May 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in May 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The Company has no equity compensation plans providing for options, warrants or rights.

Item 12. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in May 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Item 13. Exhibits

Exhibit Number from Item 601 of Regulation S-B	Document	Reference to Prior Filing or Exhibit Number If Attached Hereto

3(i)	Charter of MainStreet Financial Corporation	*

3(ii)	Bylaws of MainStreet Financial Corporation	*

4	Stock Certificate of MainStreet Financial Corporation	*

10	Material contracts:

	10.1 Loan Agreement with Independent Bank	*

	10.4 Employee Stock Ownership Plan	*

	10.6 Deferred Compensation Plan for Directors and Officers	*

	10.7 Named Executive Officer Salary and Bonus Arrangements for 2007	10.7

	10.8 Current Director Fee Arrangements	10.8

	10.9 Forbearance Letter from Independent Bank	10.9

13	2006 Annual Report to Shareholders	13

14	Code of Business Conduct and Ethics	**

21	Subsidiaries of the Company	*

24	Power of Attorney	***

31	Rule 13a-14(a)/15d-14(a) Certifications	31

32	Section 1350 Certifications	32

*	Filed as an exhibit to the Issuer's Registration Statement on Form SB-2 (File No. 333-137523), declared effective by the Securities and Exchange Commission on November 13, 2006.
**	Filed as an exhibit to the Issuer's Quarterly Report for the Quarter Ended September 30, 2006 on Form 10-QSB, filed with the Securities and Exchange Commission on December 21, 2006.
***	On signature page.

Item 14. Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in May 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINSTREET FINANCIAL CORPORATION
Date: March 30, 2007	By:	/s/ David L. Hatfield David L. Hatfield, President and Chief Executive Officer (Duly Authorized Representative)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David L. Hatfield his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Registration Statement, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David L. Hatfield David L. Hatfield President, Chief Executive Officer and Director (Principal Executive Officer)	/s/ Gordon F. Fuhr Gordon F. Fuhr Chairman of the Board and Director

Date: March 30, 2007	Date: March 30, 2007

/s/ Eric T. Dreisbach Eric T. Dreisbach Director	/s/ Mary Lou Hart Mary Lou Hart Director

Date: March 30, 2007	Date: March 30, 2007

/s/ David L. Jasperse David L. Jasperse Director	/s/ James R. Toburen James R. Toburen Senior Vice President, Treasurer, Director and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 30, 2007	Date: March 30, 2007

/s/ Carl A. Schoessel Carl A. Schoessel Director

Date: March 30, 2007

NEXT PAGE

Index to Exhibits

10.7	Named Executive Officer Salary and Bonus Arrangements for 2006

10.8	Current Director Fee Arrangements

10.9	Forbearance Letter from Independent Bank

11	Statement regarding computation of earnings per share. Check with Crowe to determine if required

13	2006 Annual Report to Shareholders

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications