Form 10-Q
period 2007-03-31
MAINSTREET FINANCIAL CORP
filed 2007-05-11
CIK 1375017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ________

Commission file number: 005-82164

MAINSTREET FINANCIAL CORPORATION (Exact name of small business issuer as specified in its charter)
United States (State or other jurisdiction of incorporation of organization)	20-1867479 (IRS Employer Identification No.)
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

At April 30, 2007, there were 756,068 shares of the issuers' common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Index

		Page Number
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006		1
Consolidated Statements of Income For the Three-Month Periods ended March 31, 2007 and 2006 and 2005		2
Consolidated Statements of Changes in Stockholders' Equity For the Three-Month Period ended March 31, 2007		3
Consolidated Statements of Cash Flows For the Three- Month Periods ended March 31, 2007 and 2006		4
Notes to Consolidated Financial Statements		6
Item 2.	Management's Discussion and Analysis	7
Item 3.	Controls and Procedures	14
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	16
SIGNATURES
EXHIBITS

NEXT PAGE

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

MAINSTREET FINANCIAL CORPORATION

Consolidated Balance Sheets as of
March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from financial institutions	$2,381,329	$2,407,813
Interest-bearing deposits	8,309,851	1,432,452
Cash and cash equivalents	10,691,180	3,840,265

Securities available for sale	2,044,213	2,088,393
Loans, net of allowance of $575,060 at March 31, 2007, and $537,667 at December 31, 2006	100,757,639	100,653,114
Federal Home Loan Bank (FHLB) stock	1,589,000	1,589,000
Accrued interest receivable	758,262	734,899
Premises and equipment, net	3,623,032	3,684,203
Intangible assets	977,509	1,018,942
Other real estate owned	258,944	452,531
Other assets	728,057	482,060
Total assets	$121,427,836	$114,543,407

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 6,088,497	$ 6,510,671
Interest-bearing	83,402,597	76,190,622
	89,491,094	82,701,293
FHLB advances	21,400,000	21,400,000
Note payable	700,000	700,000
ESOP note payable	284,280	284,280
Accrued interest payable	141,869	131,411
Advance payments by borrowers for taxes and insurance	236,621	55,894
Deferred compensation liability	492,382	487,688
Accrued expenses and other liabilities;	297,202	183,899
Total liabilities	$113,043,448	$105,944,465

Shareholders' equity
Common stock - $.01 par value, 9,000,000 shares authorized, 756,068 shares issued and outstanding	7,561	7,561
Additional paid in capital	2,824,684	2,939,677
Retained earnings	5,845,896	5,948,659
Unearned ESOP shares	(277,090)	(284,280)
Accumulated other comprehensive income (loss)	(16,664)	(12,675)
(net of tax of $8,585 at March 31, 2007 and $6,530 at December 31, 2006)	8,384,388	8,598,942
	$121,427,836	$114,543,407

See accompanying notes to consolidated financial statements.

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Operations for the
Three-Month Periods Ending
March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
Interest income
Loans, including related fees	$1,654,028	$1,451,144
Taxable securities	30,188	27,366
Other	40,639	24,136
	1,724,855	1,502,646

Interest expense
Deposits	746,921	447,885
FHLB advances	293,865	349,127
Other	12,213	29,497
	1,052,999	826,509

Net interest income	671,856	676,137

Provision for loan losses	32,000	47,000

Net interest income after provision for loan losses	639,856	629,137

Non-interest income
Fees and service charges	85,753	88,353
Gain on sale of loans	6,968	3,859
Gain / (Loss)on sale of repossessed assets	37,003	(1,001)
Other	8,378	12,643
	138,102	103,854

Non-interest expenses
Salaries and employee benefits	453,793	433,560
Premises and equipment, net	154,031	139,958
Administrative and general	130,599	128,634
Data processing through service bureau	62,471	54,083
Amortization of intangible assets	41,433	43,317
Regulatory assessments	15,516	10,608
Professional services	55,926	24,449
Advertising and public relations	16,585	22,080
	930,354	856,689

Income (loss) before taxes	(152,396)	(123,698)

Income tax expense (benefit)	(49,633)	(44,592)

Net income (loss)	$(102,763)	$(79,106)

Comprehensive income (loss)	$(106,752)	$(82,190)

Basic and diluted earnings (loss) per share	$(.14)	$(79.11)

See accompanying notes to consolidated financial statements.

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity
For the Three-Month Period Ending March 31, 2007

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance - January 1, 2007	$7,561	$2,939,677	$5,948,659	$(284,280)	$(12,675)	$8,598,942

Net loss	---	---	(102,763)	---	---	(102,763)

Change in unrealized gain/loss on securities available for sale, net of tax	---	---	---	---	(3,989)	(3,989)

Comprehensive loss	---	---	---	---	---	(106,752)

Public offering costs	---	(114,993)	---	---	---	(114,993)
Earned ESOP shares	---	---	---	7,190	---	7,190

Balance - March 31, 2007	$7,561	$2,824,684	$5,845,896	$(277,090)	$(16,664)	$8,384,387

See accompanying notes to consolidated financial statements.

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Statements of Cash Flows for the
Three-Month Periods Ending March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$ (102,763)	$ (79,106)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	69,665	68,569
Amortization, net of accretion
Securities	915	1,309
Loans	(1,503)	6,411
Intangible assets	41,433	43,317
Provision for loan losses	32,000	47,000
Loans originated for sale	(578,400)	(268,860)
Proceeds from sales of loans originated for sale	585,368	272,719
Gain on sale of loans	(6,968)	(3,859)
ESOP expense	7,190	0
Change in assets and liabilities
Change in deferred fees and discounts	9,846	(2,321)
Accrued interest receivable	(23,363)	(34,986)
Other assets	(243,942)	308,398
Accrued interest payable	10,458	16,138
Other liabilities	117,997	25,192
Net cash from (used in) operating activities	(82,067)	399,921

Cash flows from investing activities
Activity in available-for-sale securities:
Principal repayments, maturities, sales and calls	37,221	58,868
Loan originations and payments, net	35,860	(5,339,215)
Sales of other real estate owned	193,587	0
(Purchases) sales of premises and equipment, net	(8,494)	22,749
Net cash used in investing activities	258,174	(5,257,598)

(Continued)

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Statements of Cash Flows for the
Three-Month Periods Ending March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
Cash flows from financing activities
Net change in deposits	6,789,801	5,743,637
Proceeds from FHLB advances	4,300,000	10,175,000
Repayment of FHLB advances	(4,300,000)	(12,550,000)
Dividends paid	0	(11,000)
Public offering costs	(114,993)	0
Proceeds from note payable	0	1,000,000
Net cash from (used for) financing activities	6,674,808	4,357,637

Net change in cash and cash equivalents	6,850,915	(500,040)

Cash and cash equivalents at beginning of period	3,840,265	3,657,823

Cash and cash equivalents at end of period	$10,691,180	$3,157,783

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$1,042,541	$773,770
Taxes	0	0

Supplemental disclosures of non cash activities
Transfer of loans to other real estate	0	$356,234

See accompanying notes to consolidated financial statements.

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

1.    BASIS OF PRESENTATION:

The unaudited, consolidated financial statements include the consolidated results of operations of MainStreet Financial Corporation ("Company"), MainStreet Savings Bank ("Bank") and MainStreet Financial Services, Inc., a wholly owned subsidiary of the Bank. These financial statements do not include the accounts of the Company's parent company, Mainstreet Financial Corporation, MHC. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2007, should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2006.

2.    EARNINGS PER SHARE:

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the periods, which was 728,358 shares for the quarter ended March 31, 2007 and 1,000 shares for quarter ended March 31, 2006. ESOP shares are not considered outstanding for this calculation, unless they are deemed to be earned. There were 719 ESOP shares earned during the quarter ended March 31, 2007. All ESOP shares were unearned at December 31, 2006. There are currently no potentially dilutive common shares issuable under stock options or other programs. Earnings and dividends per share are restated for all stock splits and dividends through the date of the financial statements.

3.    RECENT ACCOUNTING DEVELOPMENTS:

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company's financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at March 31, 2007.

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Item 2    Management's Discussion and Analysis

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

The Company's results of operations depend primarily on our net interest income. Our net interest income may be affected by market interest rate changes. Increases in loan rates generally reduce loan demand. In addition, a portion of our loan portfolio is tied to the "prime" rate and adjusts immediately when this rate adjusts. Increases in short-term interest rates in 2005 and 2006 ,primarily as a result of increases in the Federal Funds rate by the Board of Governors of the Federal Reserve System, without a corresponding increase in long-term interest rates, have resulted and are expected to continue to result in an increase in interest expense and reduction in net interest income during the remainder of 2007. Our cost of funds has increased faster than our yield on loans and investments, due to the longer-term nature of our interest-earning assets and the flat yield curve. As a result, our net interest margin has been decreasing.

We have implemented strategic objectives to reduce this negative impact on our net interest margin and earnings. A majority of our fixed-rate one- to four-family residential mortgages in portfolio are five- to seven-year balloon loans with up to 30-year amortization schedules. As a result, approximately 13% of our residential mortgage loan portfolio will reprice in the next twelve months. We only originate fixed-rate residential mortgages for sale under commitments to purchase in place prior to the origination of the mortgages. In 2003, 2004 and 2005, we have increased our emphasis on construction or development, consumer and commercial lending as well, because these loans generally have shorter terms and higher interest rates than mortgage loans. However, loans for land development and speculative construction have been reduced in 2006 and 2007 due to the depressed real estate market in southwest Michigan. To the extent we increase our investment in construction or development, consumer and commercial loans, which are considered to entail greater credit risks than one- to four-family residential loans, our provision for loan losses may increase, which will cause a reduction in our income. We believe that we have the lending expertise to manage these more complex loans. These types of loans earn higher fees and yields and offer a greater opportunity for growth in our market. We

NEXT PAGE

believe these benefits are an appropriate return for the potentially higher credit risk in these types of loans.

Our results of operations are also affected by our provision for loan losses. The allowance for loan losses has increased to $575,000 at March 31, 2007 from $518,083 at March 31, 2006 and $537,667 at December 31, 2006. The increase is the result of a provision for loan losses during the quarter of $32,000 and recoveries of $12,675 less write-offs of $7,282. The provision during the first quarter of 2006 was $47,000. The provision decreased because of minimal loan portfolio growth during the quarter and the fact that the allowance increased sufficiently to cover managements' assessment of the adequacy of the allowance. The write-offs of $7,282 for the quarter compared to $74,692 for the quarter ended December 31, 2006 and $6,948 for the quarter ended March 31, 2006.

In 2007, to date our earnings initiatives continued to be negatively impacted by rising short-term interest rates that significantly increased interest expense, the flat yield curve that has reduced interest rate margins and the slower economy in southwest Michigan that has significantly reduced loan demand. The net loss for the three months ended March 31, 2007 was $103,000, as compared to a net loss of $79,000 for the three months ended March 31, 2006. The net loss for the three months reflects a $5,000 decrease in net interest income, a $34,000 increase in non-interest income and a $73,000 increase in non-interest expense which were partially offset by a $5,000 increase in the federal income tax benefit.

Evolution of Business Strategy

Our current business strategy is to operate a well-capitalized and profitable savings institution dedicated to serving the needs of our customers and local market. This strategy is described in our Form 10-KSB for the year ended December 31, 2006, and has been implemented since 2004. A critical element of this strategy was the completion of our stock offering which provided the Bank with approximately $1.4 million which will support future growth. The proceeds have been invested in loans and securities. We continue to pursue our business strategy but have not met our short term goals for loan portfolio growth and retail deposit growth or earnings. We have continued to rely on wholesale and brokered deposits in 2007 because of increased competition for deposits in our market. We have experienced operating losses because, despite our increases in interest income by growing and diversifying our loan portfolio, the flattening interest rate yield curve has significantly increased our cost of funds. In addition, we continued initiatives to improve margins, attract core deposits and increase loan originations. These efforts continue to be frustrated by the interest rate environment, the competitiveness of the local market and the slow Michigan economy.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses and deferred income taxes. The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles. It is our estimate of probable incurred credit losses in our loan portfolio. Our methodologies for analyzing the allowance for loan losses and determining our net deferred tax assets is described in our Form 10-KSB for the year ended December 31, 2006.

NEXT PAGE

Off-Balance Sheet Activities and Commitments

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the three months ended March 31, 2007, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at March 31, 2007, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$ 448,000
Undisbursed portion of loans closed	1,061,000
Unused lines of credit	5,418,000
Total loan commitments	$6,927,000

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

General. Total assets increased by $6.9 million, or 6.01%, to $121.4 million at March 31, 2007, from $114.5 million at December 31, 2006. Cash and cash equivalents increased by $6.8 million partially, primarily because of a $6.6 million increase in wholesale or brokered deposits during the quarter. Approximately $3.6 million in those increased wholesale and brokered deposits were obtained in order to increase the Bank's liquidity position and $3.0 million were obtained in anticipation of the maturity of $3.0 million of brokered certificates of deposit in early April 2007.

Loans. Our loan portfolio increased $105,000, or .10%, from $100.7 million at December 31, 2006, to $100.8 million at March 31, 2007. This increase consisted of a .03% increase in one- to four-family residential mortgages, a .19% increase in commercial real estate and business loans, which was offset partially by a 1.56% decrease in consumer loans and a 1.21% decrease in home equity lines of credit. The slower economy in southwest Michigan has significantly reduced demand for all types of loans we offer.

Allowance for Loan Losses. Our allowance for loan losses at March 31, 2007, was $575,000 or .57% of gross loans, compared to $538,000, or 0.53% of gross loans, at December 31, 2006. The increase in the allowance for loan losses was in response to increases in loan delinquencies. The following table is an analysis of the activity in the allowance for loan losses for the periods shown.

	Three Months Ended March 31
	2007	2006
Balance at beginning of period	$538,000	$479,000
Provision charged to income	32,000	47,000
Recoveries	12,000	2,000
Charge-offs	(7,000)	(10,000)
Balance at end of period	$575,000	$518,000

NEXT PAGE

Nonperforming loans increased from $1.1 million at December 31, 2006, to $1.3 million at March 31, 2007. Our overall nonperforming loans to total loans ratio increased from 1.07% at December 31, 2006, to 1.24% at March 31, 2007. Our loan delinquencies increased during the three months primarily as the result of more difficult economic conditions in our market area and borrowers' difficulty in making increased payments due to upward rate adjustments. We expect these trends to continue through the end of 2007. These delinquencies include one large commercial relationship comprised of a $371,000 land development loan, $160,000 residential spec loan, $50,000 commercial line of credit and $8,000 note. In addition, our troubled debt restructurings decreased from $326,000 at December 31, 2006, to $259,000 at March 31, 2007. This restructuring was one loan secured by an owner-occupied residence. As we increase the number of our consumer loans and commercial business and real estate loans, and our local economy conditions in our market continues to suffer, it is anticipated that increases in delinquencies and net charge-offs could occur.

During the first quarter of 2007 several loans, though not delinquent, have become of concern to us. These loans of concern include one large commercial relationship consisting of residential spec and land development loans totaling $650,000 because the borrower had credit problems at other financial institutions.

Cash and Securities. Our cash and securities portfolio increased from $5.9 million at December 31, 2006 to $12.7 million at March 31, 2007. This increase was partially the result of decreased loan demand. In addition, we obtained an additional $3.0 million increase in brokered certificates of deposit in anticipation of the maturity of $3.0 million of brokered certificates of deposit in early April 2007. The securities portfolio decreased $40,000, or 2.1%, to $2.0 million at March 31, 2007, from $2.1 million at December 31, 2006, as a result of securities maturing. For liquidity management purposes, our entire securities portfolio is designated as available for sale, and we have substantially all of our securities investments in shorter-term instruments.

Deposits. Total deposits increased by $6.8 million, or 8.2%, to $89.5 million at March 31, 2007, from $82.7 million at December 31, 2006. Time deposits or certificates increased $6.6 million, demand deposits decreased $320,000 and savings and money market accounts increased $530,000 during the three months ended March 31, 2007. The increase in deposits was primarily attributable to the $6.6 million in wholesale or brokered deposits obtained during the three months to increase liquidity, of which $3.0 million were obtained in anticipation of funding the maturity of $3.0 million in brokered certificates of deposit. The $210,000 increase in transaction and savings accounts is attributable to our customers increasing their bank account levels.

Borrowings. Federal Home Loan Bank advances did not change during the quarter as liquidity needs were funded with the increased brokered certificates of deposit. At March 31, 2007, we had $700,000 outstanding on our loan from another bank. The interest rate on this loan at March 31, 2007 was 8.36%. Our continued operating losses are a violation of a financial covenant of the loan and an event of default. Our lender has provided us with a letter indicating that it will refrain and forbear from taking any action to enforce its remedies with respect to the earnings covenant through December 31, 2007. The lender has indicated a willingness to consider extending the forbearance beyond that date, subject to its review of our financial condition and operations in early 2008. No assurances can be given that the lender will issue another forbearance letter or will not take action on our violation of the earnings covenant when the current forbearance letter expires.

Equity. Total equity decreased $215,000, or 2.5%, to $8.4 million at March 31, 2007, from $8.6 million at December 31, 2006. The decrease in equity was primarily due to a net loss of $103,000 for the three months and a final payment of $115,000 of costs related to our 2006 public stock offering, which was offset by a $7,190 adjustment for earned ESOP shares for the quarter.

NEXT PAGE

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General. The net loss for the three months ended March 31, 2007 was $103,000, as compared to a net loss of $79,000 for the three months ended March 31, 2006. The net loss for the three months reflects a $4,000 decrease in net interest income, a $34,000 increase in non-interest income and a $73,000 increase in non-interest expense, which were partially offset by a $5,000 increase in the federal income tax benefit.

Interest Income. Interest income increased by $200,000, or 13.3%, to $1.7 million for the three-month period ended March 31, 2007, from $1.5 million for the same period in 2006. The increase in interest income is primarily related to an increase in market rates and the increased size of our total residential mortgage loan portfolio.

The weighted average yield on loans increased to 6.5% for the quarter ended March 31, 2007 from 6.2% for the quarter ended March 31, 2006. The increase was the result of adding new loans to the portfolio that carried higher interest rates, existing adjustable interest rate loans re-pricing to higher interest rates and maturing loans being rewritten at higher interest rates. We anticipate this trend to continue for the shorter term. We expect the flattened yield curve to normalize thereafter, which could result in either a reduction of short-term rates, which will not significantly impact interest income, or higher long-term rates, which will continue this trend. Our interest income should increase as we continue to grow the loan portfolio. No assurance can be given that the flat yield curve will not continue.

Interest Expense. Interest expense increased $300,000, or 37.5%, to $1.1 million for the quarter ended March 31, 2007 from $800,000 for the quarter ended March 31, 2006. The increase was a result of an increase in the average balance of deposits and an increase in the average rate paid on both deposits and Federal Home Loan Bank advances due to the rising interest rate environment and our increased reliance on wholesale and brokered deposits. We paid $12,000 and $6,000 in interest, respectively, on our bank line of credit and ESOP loan during the three months ended March 31, 2007, as compared to $29,000 in interest on our bank line of credit during the three months ended March 31, 2006. The average cost of interest-bearing liabilities increased from 3.5% for the quarter ended March 31, 2006 to 4.2% for the quarter ended March 31, 2007.

Interest paid on deposits increased $300,000 or 67.1% to $747,000 for the three months ended March 31, 2007 from $447,000 for the three months ended March 31, 2006. This reflects higher interest rates generally as well as a relative decrease in lower cost demand accounts and an increase in higher cost wholesale and brokered deposits. Deposits in our local market have been inadequate to meet loan demand in the growing business economy in our market area.

Interest expense on Federal Home Loan Bank advances decreased $55,000, or 15.8%, to $294,000 for the three months ended March 31, 2007, from $349,000 for the three months ended March 31, 2006. The decrease resulted from increased rates on the repricing of our advances and a decrease in the average balance of outstanding Federal Home Loan Bank advances of $22.3 million for the three months ended March 31, 2007, from $29.5 million for the three months ended March 31, 2006.

If the flattened yield curve normalizes with a decrease in short-term rates, our interest expense should decrease. If it normalizes with higher long-term rates, our interest expense will not change significantly.

Net Interest Income. Net interest income decreased by $4,000, or .63% for the three-month period ended March 31, 2007, to $672,000 compared to $676,000 for the same period in 2006. The decrease in net interest income was due to increased interest income resulting from an increase in the average balance of loans receivable and an increase in the average yield on loans, offset by an increase in the average balance of deposits and Federal Home Loan Bank advances and an increase in the average

NEXT PAGE

rate paid on interest-bearing liabilities. Our net interest margin was 2.50% for the three months ended March 31, 2007, compared to 2.74% for the three months ended March 31, 2006.

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

Based on management's evaluation of these factors, provisions of $32,000 and $47,000 were made during the quarters ended March 31, 2007 and 2006, respectively. The decrease in the provision for loan losses was primarily in response to the lack of growth in the loan portfolio and the increase in the allowance due to prior provisions and recoveries. The ratio of non-performing loans to total loans increased to 1.24% at March 31, 2007, compared to .10% at March 31, 2006, and was a decrease from 1.65% at December 31, 2006. Non-performing loans at March 31, 2007, consisted of $821,000 in residential mortgage loans, $9,000 in consumer loans and $421,000 in commercial loans. The increase in the level of non-performing loans during the three months ended March 31, 2007, is a result of the general decline in the southwest Michigan economy.

Non-interest Income. Non-interest income increased $34,000 or 32.7% to $138,000 for the three months ended March 31, 2007, compared to $104,000 for the same period in 2006. The increase in non-interest income during the 2007 period was primarily due to the gain on sale of repossessed property of $37,000.

Non-interest Expense. Non-interest expense increased $73,000 or 8.5%, from $857,000 for the three-month period ended March 31, 2006 to $930,000 for the three months ended March 31, 2007. Increases in expenses of $14,000 for premises and equipment, $5,000 for regulatory assessments, $8,000 for data processing services, $20,000 in salaries and employee benefits and $32,000 in professional services were offset by decreases of $2,000 in intangibles amortization from a branch acquisition in 1998, and $5,000 in marketing costs. The increase in salaries and employee benefits is primarily the result of a $7,000 increase in employee benefit expenses for the estimated earned ESOP shares and a $27,000 reduction in deferrals under FASB 91, which was offset by a $17,000 reduction of salaries and wages. The increase in professional services is primarily due to increased legal and audit fees related to the costs of our being a public company.

Income Tax Benefit. Our income tax benefit increased to $50,000, or 32.6%, of our net loss before taxes for the three months ended March 31, 2007 as compared to $45,000 or 36.0% of our net loss before taxes for the three months ended March 31, 2006.

Liquidity. We maintain cash and investments that qualify as liquid assets to maintain liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). The Bank's liquidity position at March 31, 2007 was $12.7 million compared to $5.9 million at December 31, 2006. We can also generate funds from borrowings, primarily Federal Home Loan Bank advances and our bank line of credit. At March 31, 2007, the Bank had the ability to borrow an additional $10.6 million in Federal Home Loan Bank advances. Certificates of deposit scheduled to mature in one year or less at March 31, 2007, totaled $45.0 million.

Capital

The Bank is subject to minimum capital requirements imposed by the OTS. Based on its capital levels at March 31, 2007, MainStreet Savings Bank exceeded these requirements as of that date and continue to exceed them as of the date of this prospectus. Our policy is for MainStreet Savings Bank to

NEXT PAGE

maintain a "well-capitalized" status under the capital categories of the OTS. As reflected below, MainStreet Savings Bank met the minimum capital ratios to be considered well-capitalized by the OTS based on its capital levels at March 31, 2007.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Risk-Based Capital (to risk-weighted assets)	$7,776	10.9%	$5,690	8.0%	$7,112	10.0%
Core Capital (to risk-weighted assets)	$7,201	10.1%	$2,845	4.0%	$4,267	6.0%
Core Capital (to total adjusted assets)	$7,201	6.0%	$4,795	4.0%	$5,994	5.0%

Based upon our existing capital, we will have sufficient capital to carry out our proposed business plan for three years and to meet any applicable regulatory capital requirements during that period.

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

The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of non-interest expense. Employee compensation, employee benefits and occupancy and equipment costs maybe subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

NEXT PAGE

Item 3    Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of March 31, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended March 31, 2007, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

NEXT PAGE

PART II    OTHER INFORMATION

Item 1    Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings. In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Recent Sales of Unregistered Securities

Nothing to report.

(b) Use of Proceeds

Nothing to report.

(c) Stock Repurchases

Nothing to report.

Item 3    Defaults Upon Senior Securities

Nothing to report.

Item 4    Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.    Other Information

Nothing to report.

NEXT PAGE

Item 6    Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Stock Issuance Plan	**
3(i)	Charter of Mainstreet Financial Corporation	*
3(ii)	Bylaws of Mainstreet Financial Corporation	*
4	Stock Certificate of Mainstreet Financial Corporation	*
10.1	Loan Agreement with Independent Bank	*
10.4	Employee Stock Ownership Plan	**
10.6	Deferred Compensation Plan for Directors and Officers	*
10.7	Named Executive Officer Salary and Bonus Arrangements for 2007	+
10.8	Current Director Fee Arrangements	+
10.9	Forbearance Letter from Independent Bank	+
11	Statement re Computation of Earnings	None
14	Code of Conduct and Ethics	++
15	Letter on unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Reports furnished to security holders	None
20	Other documents to security holders or incorporated by reference	None
22	Published report on matters submitted for shareholder vote	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32

*	Filed as an exhibit to the Company's Form SB-2 registration statement filed on September 22, 2006 (File No.333-137523) pursuant to Section 5 of the Securities Act of 1933.
**	Filed as an exhibit to Pre-effective Amendment No. 1 to the Company's Form SB-2 registration statement filed on November 3, 2006 (File No.333-137523) pursuant to Section 5 of the Securities Act of 1933.
+	Filed as an exhibit to the Company's Form 10-KSB filed on March 30, 2007 (File No. 07731968).
++	Filed as an exhibit to the Company's form 10-QSB filed on December 21, 2007 (File No. 061291561).

NEXT PAGE

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINSTREET FINANCIAL CORPORATION

Date: May 11, 2007	By:	/s/ David L. Hatfield David L. Hatfield President and Chief Executive Officer

Date: May 11, 2007	By:	/s/ James R. Toburen James R. Toburen Senior Vice President and Chief Financial Officer