Form 10QSB
period 2007-06-30
MAINSTREET FINANCIAL CORP
filed 2007-08-14
CIK 1375017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ________

Commission file number:  005-82164

MAINSTREET FINANCIAL CORPORATION (Exact name of small business issuer as specified in its charter)
United States (State or other jurisdiction of incorporation of organization)	20-1867479 (IRS Employer Identification No.)
629 W. State Street, Hastings, Michigan 49058-1643 (Address of principal executive offices)
(269) 945-9561 (Issuer's telephone number)
None (Former name, former address and former fiscal year, if changed since last report)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

             Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

At July 31, 2007, there were 756,068 shares of the issuers' common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Index

		Page Number
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006		1
Consolidated Statements of Income For the Three-Month and Six-Month Periods ended June 30, 2007 and 2006		2
Consolidated Statements of Changes in Stockholders' Equity For the Six-Month Period ended June 30, 2007		3
Consolidated Statements of Cash Flows For the Six- Month Periods ended June 30, 2007 and 2006		4
Notes to Consolidated Financial Statements		6
Item 2.	Management's Discussion and Analysis	7
Item 3.	Controls and Procedures	15
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	17
SIGNATURES
EXHIBITS

NEXT PAGE

PART I     FINANCIAL INFORMATION
Item 1  Financial Statements

MAINSTREET FINANCIAL CORPORATION

Consolidated Balance Sheets as of
June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS
Cash and due from financial institutions	$ 3,018,182	$ 2,407,813
Interest-bearing deposits	5,550,529	1,432,452
Cash and cash equivalents	8,568,711	3,840,265

Securities available for sale	2,024,083	2,088,393
Loans, net of allowance of $545,224 at June 30, 2007, and $537,667 at December 31, 2006	99,735,318	100,653,114
Federal Home Loan Bank (FHLB) stock	1,589,000	1,589,000
Accrued interest receivable	628,290	734,899
Premises and equipment, net	3,555,764	3,684,203
Intangible assets	936,547	1,018,942
Other real estate owned	89,618	452,531
Other assets	804,356	482,060
	$117,931,687	$114,543,407

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 6,273,364	$ 6,510,671
Interest-bearing	79,669,211	76,190,622
	85,942,575	82,701,293
FHLB advances	21,400,000	21,400,000
Note payable	700,000	700,000
ESOP note payable	284,280	284,280
Accrued interest payable	188,397	131,411
Advance payments by borrowers for taxes and insurance	451,590	55,894
Deferred compensation liability	497,121	487,688
Accrued expenses and other liabilities	276,816	183,899
Total liabilities	$109,740,779	$105,944,465

Shareholders' equity
Common stock - $.01 par value, 9,000,000 shares authorized, 756,068 shares issued and outstanding	7,561	7,561
Additional paid in capital	2,822,565	2,939,677
Retained earnings	5,646,822	5,948,659
Unearned ESOP shares	(266,256)	(284,280)
Accumulated other comprehensive income (loss) (net of tax of $10,192 at June 30, 2007 and $6,530 at December 31, 2006)	(19,784)	(12,675)
	8,190,908	8,598,942
	$117,931,687	$114,543,407

See accompanying notes to consolidated financial statements.

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Operations for the
Three-Month and Six-Month Periods Ending
June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest income
Loans, including related fees	$ 1,600,801	$ 1,545,335	$ 3,254,829	$2,996,479
Taxable securities	48,984	49,837	98,142	96,330
Other	66,489	6,384	88,158	11,394
	1,716,274	1,601,556	3,441,129	3,104,202

Interest expense
Deposits	807,172	525,628	1,554,093	973,513
FHLB advances	287,074	366,689	580,939	715,816
Other	14,938	40,788	27,150	70,285
	1,109,184	933,105	2,162,182	1,759,614

Net interest income	607,090	668,451	1,278,947	1,344,588

Provision for loan losses	96,000	40,000	128,000	87,000

Net interest income after provision for loan losses	511,090	628,451	1,150,947	1,257,588

Non-interest income
Fees and service charges	94,081	94,335	179,834	182,687
Gain on sale of loans	12,045	17,974	19,012	21,833
Gain/(Loss)on sale of repossessed assets	244	(21,870)	37,246	(22,871)
Other	9,651	11,384	18,029	24,027
	116,021	101,823	254,121	205,676
Non-interest expenses
Salaries and employee benefits	430,540	413,196	884,333	846,756
Premises and equipment, net	150,550	154,399	304,581	294,357
Administrative and general	132,731	138,652	263,330	267,285
Data processing through service bureau	64,192	60,142	126,663	114,225
Amortization of intangible assets	40,962	42,846	82,395	86,163
Regulatory assessments	17,526	11,552	33,042	22,160
Professional services	77,441	40,827	133,367	65,276
Advertising and public relations	18,093	24,657	34,667	46,737
	932,035	886,271	1,862,388	1,742,959

Loss before taxes	(304,924)	(155,997)	(457,320)	(279,695)

Income tax benefit	(105,849)	(49,566)	(155,483)	(94,158)

Net loss	$ (199,075)	$ (106,431)	$ (301,837)	$ (185,537)

Basic and diluted loss per share	$ (.27)	$(106.43)	$ (.41)	$(185.54)

See accompanying notes to consolidated financial statements.

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity
For the Six-Month Period Ending June 30, 2007

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance - January 1, 2007	$7,561	$2,939,677	$5,948,659	$(284,280)	$(12,675)	$8,598,942

Net loss	---	---	(301,837)	---	---	(301,837)

Change in unrealized gain/loss on securities available for sale, net of tax	---	---	---	---	(7,109)	(7,109)

Comprehensive loss	---	---	---	---		(308,946)
Public offering costs		(114,993)				(114,993)
Earned ESOP shares		(2,119)		18,024	---	15,905

Balance - June 30, 2007	$7,561	$2,822,565	$5,646,822	$(266,256)	$(19,784)	$8,190,908

See accompanying notes to consolidated financial statements.

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Statements of Cash Flows for the
Six-Month Periods Ending June 30, 2007 and 2006

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities
Net loss	$ (301,837)	$ (185,537)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	136,932	139,002
Amortization, net of accretion
Securities	1,757	2,411
Loans	(1,581)	23,054
Intangible assets	82,395	86,163
Provision for loan losses	128,000	87,000
Loans originated for sale	(1,520,800)	(1,567,660)
Proceeds from sales of loans originated for sale	1,539,813	1,589,493
Gain on sale of loans	(19,012)	(21,833)
ESOP expense	15,905	---
Gain (loss) on sale of repossessed real estate	(37,246)	22,871
Change in assets and liabilities
Change in deferred fees and discounts	24,104	(28,552)
Accrued interest receivable	106,609	(87,817)
Other assets	(203,910)	(236,920)
Accrued interest payable	56,986	559
Other liabilities	102,350	(92,240)
Net cash from operating activities	110,465	(270,006)

Cash flows from investing activities
Activity in available-for-sale securities:
Principal repayments, maturities, sales and calls	51,782	97,696
Loan originations and payments, net	1,046,593	(6,692,132)
Sales of other real estate owned	401,812	---
(Purchases) sales of premises and equipment, net	(8,494)	22,749
Net cash from investing activities	1,491,692	(6,571,687)

(Continued)

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Cash Flows for the
Six-Month Periods Ending June 30, 2007 and 2006

	Six Months Ended June 30,
	2007	2006

Cash flows from financing activities
Net change in deposits	$ 3,241,282	$11,335,618
Proceeds from FHLB advances	14,300,000	31,678,000
Repayment of FHLB advances	(14,300,000)	(36,875,000)
Dividends paid	---	(11,000)
Public offering costs	(114,993)	---
Proceeds from note payable	---	1,000,000
Net cash from financing activities	3,126,289	7,127,618

Net change in cash and cash equivalents	4,728,446	285,925

Cash and cash equivalents at beginning of period	3,840,265	3,657,823

Cash and cash equivalents at end of period	$8,568,711	$3,943,748

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	2,105,196	1,671,215
Taxes	---	---
Supplemental disclosures of non cash activities
Transfer of loans to other real estate	116,376	97,291

See accompanying notes to consolidated financial statements.

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

1.      BASIS OF PRESENTATION:

The unaudited, consolidated financial statements include the consolidated results of operations of MainStreet Financial Corporation ("Company"), MainStreet Savings Bank ("Bank") and MainStreet Financial Services, Inc., a wholly owned subsidiary of the Bank. These financial statements do not include the accounts of the Company's parent company, Mainstreet Financial Corporation, MHC. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the six-month period ended June 30, 2007, should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2006.

2.      EARNINGS PER SHARE:

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the periods which were 729,076 and 728,691 shares for the quarter and year ended June 30, 2007 respectively and 1,000 shares for all periods ended June 30, 2006. ESOP shares are not considered outstanding for this calculation unless they are deemed to be earned. There were 1,804 ESOP shares earned during the six months ended June 30, 2007. All ESOP shares were unearned at December 31, 2006. There are currently no potentially dilutive common shares issuable under stock options or other programs. Earnings and dividends per share are restated for all stock splits and dividends through the date of the financial statements. Management does not expect the amount of unrecognized tax benefits to change significantly during 2007.

3.      RECENT ACCOUNTING DEVELOPMENTS:

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company's financial statements. Management does not expect the amount of unrecognized tax benefits to change significantly during 2007

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2007. At June 30, 2007, U.S. Federal tax years 2003 through the present date remain open.

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

General

The principal business of MainStreet Financial Corporation ("Company") is operating our wholly owned subsidiary, MainStreet Savings Bank ("Bank"). The Bank is a community oriented institution primarily engaged in attracting retail deposits from the general public and originating one- to four-family residential loans in its primary market area, including construction loans and home equity lines of credit. The Bank also originates a limited amount of construction or development, consumer and commercial loans. We are committed to being an independent community-based savings institution. The Company is in a mutual holding company structure and 53% of its stock is owned by MainStreet Financial Corporation, MHC ("MHC").

The Company's results of operations depend primarily on our net interest income. Our net interest income may be affected by market interest rate changes. Increases in loan rates generally reduce loan demand. In addition, a portion of our loan portfolio is tied to the "prime" rate and adjusts immediately when this rate adjusts. Increases in short-term interest rates in 2006 and 2007 to date, primarily as a result of increases in the Federal Funds rate by the Board of Governors of the Federal Reserve System, without a corresponding increase in long-term interest rates, have resulted and are expected to continue to result in an increase in interest expense and reduction in net interest income during the remainder of 2007. Our cost of funds has increased faster than our yield on loans and investments, due to the longer-term nature of our interest-earning assets and the flat yield curve. As a result, our net interest margin has been decreasing.

We have implemented strategic objectives to reduce this negative impact on our net interest margin and earnings. A majority of our fixed-rate one- to four-family residential mortgages in portfolio are five- to seven-year balloon loans with up to 30-year amortization schedules. As a result, approximately 13% of our residential mortgage loan portfolio will reprice in the next twelve months. We only originate fixed-rate residential mortgages for sale under commitments to purchase in place prior to the origination of the mortgages. In 2003, 2004 and 2005, we increased our emphasis on construction or development, consumer and commercial lending as well, because these loans generally have shorter terms and higher interest rates than mortgage loans. However, loans for land development and speculative construction have been reduced in 2006 and 2007 due to the depressed real estate market in southwest Michigan. To the extent we increase our investment in construction or development, consumer and commercial loans, which are considered to entail greater credit risks than one- to four-family residential loans, our provision for loan losses may increase, which will cause a reduction in our income. We believe that we have the lending expertise to manage these more complex loans. These types of loans earn higher fees and yields and offer a greater opportunity for growth in our market. We believe these benefits are an appropriate return for the potentially higher credit risk in these types of loans.

NEXT PAGE

Our results of operations also are affected by our provision for loan losses. The allowance for loan losses has increased to $545,224 at June 30, 2007 from $537,667 at December 31, 2006. It has decreased from $563,377 at June 30, 2006. The increase is the result of a provision for loan losses during the six months ended June 30, 2007 of $128,000 and recoveries of $40,000 less write-offs of $161,000. The provision during the six months ended June 30, 2006 was $87,000. The provision increased, despite the decrease in the loan portfolio, to cover managements' assessment of the adequacy of the allowance. The write-offs of $161,000 for the six months ended June 30, 2007 compared to $8,000 for the six months ended June 30, 2006. The $161,000 of write-offs consisted of $94,000 of prior years' interest on two land development loans, two residential speculative construction loans and three residential mortgage loans that were moved to non-accrual status based on managements' assessment of the collectibility of delinquent interest. The balance of the $161,000 was attributable to incurred or anticipated losses relating to one consumer loan, two residential mortgage loans and two residential speculative construction loans based on managements' assessment of the liquidation value of these assets.

In 2007, to date our earnings initiatives continued to be negatively impacted by rising short-term interest rates which significantly increased interest expense, the flat yield curve which has reduced interest rate margins and the slower economy in southwest Michigan which has significantly reduced loan demand and increased loan delinquencies. The net loss for the six months ended June 30, 2007 was $302,000, as compared to a net loss of $186,000 for the six months ended June 30, 2006. The net loss for the six months reflects a $66,000 decrease in net interest income which was primarily attributable to placing six loans on non-accrual status, five one-to-four family residential loans and one land development loan. The net loss for the six months also reflects an increased Provision for Loan Losses of $41,000, a $50,000 increase in non-interest income primarily attributable to gains on the sale of repossessed assets and a $120,000 increase in non-interest expense; primarily attributable to a $38,000 increase in salaries and employee benefits and a $68,000 increase in professional services, all of which were partially offset by a $61,000 increase in the federal income tax benefit.

Evolution of Business Strategy

Our current business strategy is to operate a well-capitalized and profitable savings institution dedicated to serving the needs of our customers and local market. This strategy is described in our Form 10-KSB for the year ended December 31, 2006, and has been implemented since 2004. A critical element of this strategy was the completion of our stock offering, which provided the Bank with approximately $1.4 million to support future growth. The proceeds have been invested in loans and securities. We continue to pursue our business strategy but have not met our short term goals for loan portfolio growth and retail deposit growth or earnings. We have continued to rely on wholesale and brokered deposits in 2007 because of increased competition for deposits in our market. We have experienced operating losses because, despite our increases in interest income by growing and diversifying our loan portfolio, the flattening interest rate yield curve has significantly increased our cost of funds. In addition, we continued initiatives to improve margins, attract core deposits and increase loan originations. These efforts continue to be frustrated by the interest rate environment, the competitiveness of the local market, the slow Michigan economy and increased loan delinquencies.

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

NEXT PAGE

loan portfolio. Our methodologies for analyzing the allowance for loan losses and determining our net deferred tax assets is described in our Form 10-KSB for the year ended December 31, 2006.

Off-Balance Sheet Activities and Commitments

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the six months ended June 30, 2007, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at June 30, 2007, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$ 931
Undisbursed portion of loans closed	983
Unused lines of credit	5,495
Total loan commitments	$7,409

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

General. Total assets increased by $3.4 million, or 3.0%, to $117.9 million at June 30, 2007, from $114.5 million at December 31, 2006, attributable primarily to an increase in cash and cash equivalents of $4.7 million and a decrease in loans of $1.0 million. The increase in total assets was funded partially by a $3.5 million increase in brokered certificates of deposit.

Loans. Our loan portfolio decreased $1 million, or .91%, from $100.7 million at December 31, 2006, to $99.7 million at June 30, 2007. This consisted of a .45% decrease in one- to four-family residential mortgages, a 3.93% increase in commercial real estate and business loans, which was offset partially by a 4.73% increase in consumer loans and a 1.12% decrease in home equity lines of credit. The slower economy in southwest Michigan has significantly reduced loan demand.

Allowance for Loan Losses. Our allowance for loan losses at June 30, 2007, was $545,000 or .54% of gross loans, compared to $538,000, or 0.53% of gross loans, at December 31, 2006. The increase in the allowance for loan losses was in response to increased loan delinquencies and charge-offs during the period. The following table is an analysis of the activity in the allowance for loan losses for the periods shown.

	Six Months Ended June 30
	2007	2006
Balance at beginning of period	$538,000	$476,000
Provision charged to income	128,000	87,000
Recoveries	40,000	8,000
Charge-offs	(161,000)	(8,000)
Balance at end of period	$545,000	$563,000

NEXT PAGE

Nonperforming loans increased from $1.1 million at December 31, 2006, to $2.2 million at June 30, 2007. Our overall nonperforming loans to total loans ratio increased from 1.07% at December 31, 2006, to 2.17% at June 30, 2007. Our loan delinquencies increased during the six months primarily as the result of more difficult economic conditions in our market area. We expect these trends to continue through the end of 2007. Non-performing loans, twelve in number, include two large commercial relationships; the first comprised of a $371,000 land development loan and a $50,000 unsecured line of credit; and the second comprised of a $398,000 land development loan, two residential spec construction loans of $126,400 and $124,800, and an unsecured note of $1,664. Troubled debt restructurings decreased from $326,000 at December 31, 2006, to $90,000 at June 30, 2007. This restructuring was one loan secured by an owner-occupied residence. As our local economic conditions continue to suffer, it is anticipated that increases in delinquencies and net charge-offs could occur.

Cash and Securities. Our cash and securities portfolio increased from $5.9 million at December 31, 2006 to $10.6 million at June 30, 2007, consistent with our current desire to maintain a higher level of liquidity given the volume and maturity schedule of jumbo certificates of deposits. This increase in total assets was partially funded by the $3.5 million increase in brokered certificates of deposit. The securities portfolio decreased $64,000, or 3.1%, to $2.0 million at June 30, 2007, from $2.1 million at December 31, 2006, as a result of securities maturing. For liquidity management purposes, our entire securities portfolio is designated as available for sale, and we have substantially all of our securities investments in shorter-term instruments.

Deposits. Total deposits increased by $3.2 million, or 3.9%, to $85.9 million at June 30, 2007, from $82.7 million at December 31, 2006. Time deposits or certificates increased $3.9 million, demand deposits decreased $181,000 and savings and money market accounts decreased $196,000 during the six months. The increase in deposits was primarily attributable to the $3.5 million in wholesale or brokered deposits obtained during the six months, which were obtained to increase liquidity. The decrease in transaction and savings accounts is attributable to normal fluctuations in consumer and business accounts.

Borrowings. Federal Home Loan Bank advances did not change during the six months as liquidity needs were funded with the increased brokered certificates of deposit. At June 30, 2007, we had $700,000 outstanding on our loan from another bank. The interest rate on this loan at June 30, 2007 was 8.35%. Our continued operating losses are a violation of a financial covenant of the loan and an event of default. Our lender has provided us with a letter indicating that it will refrain and forbear from taking any action to enforce its remedies with respect to the earnings covenant through December 31, 2007. The lender has indicated a willingness to consider extending the forbearance beyond that date, subject to its review of our financial condition and operations in early 2008. No assurances can be given that the lender will issue another forbearance letter or will not take action on our violation of the earnings covenant when the current forbearance letter expires.

Equity. Total equity decreased $408,000, or 4.7%, to $8.2 million at June 30, 2007, from $8.6 million at December 31, 2006. The decrease in equity was primarily due to a net loss of $302,000 for the six months and a final payment made in 2007 of $115,000 for costs related to the public stock offering completed during December 2006.

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2007 and 2006

General. The net loss for the three months ended June 30, 2007 was $199,000, as compared to a net loss of $106,000 for the three months ended June 30, 2006. The net loss for the six months ended June 30, 2007 was $302,000 as compared to a net loss of $186,000 for the same period in 2006. The net loss for the six months reflects a $66,000 decrease in net interest income primarily attributable to placing six loans on non-accrual status, which were five one-to-four family residential loans and one land development loan, a $50,000 increase in non-interest income and a $119,000 increase in non-interest expense, which was partially offset by a $61,000 increase in the federal income tax benefit. Under our

NEXT PAGE

current business plan, we expect to experience net losses through the end of 2007, particularly due to the current interest rate environment and the downturn in the southwest Michigan economy.

Interest Income. Interest income increased by $115,000, or 6.3%, to $1.7 million for the three-month period ended June 30, 2007, from $1.6 million for the same period in 2006. Interest income increased by $300,000, or 9.6% to $3.4 million for the six months ended June 30, 2007 from $3.1 million for the six months ended June 30, 2006. The increase in interest income is primarily related to an increase in market rates, the increased size of our total loan portfolio and a shift in our portfolio from residential mortgages to loans with higher rates, such as consumer and commercial loans. The increase occurred despite the reduction in net interest income of $66,000 which resulted from placing six loans in non-accrual status, five one-to-four family residential loans and one land development loan.

The weighted average yield on loans increased to 6.18% for the quarter ended June 30, 2007, from 6.17% for the quarter ended June 30, 2006. The weighted average yield on Loans increased from 6.19% for the six months ended June 30, 2006 to 6.35% for the six months ended June 30, 2007. The increase was the result of adding new loans to the portfolio that carried higher interest rates and maturing loans being rewritten at higher interest rates. We anticipate this trend to continue for the shorter term. The weighted average yield for the six months ended June 30, 2007 would also have higher except for placing six loans on non-accrual status which included five one-to-four family residential loans and one land development loan. We expect the flattened yield curve to normalize thereafter, which could result in either a reduction of short-term rates, which will not significantly impact interest income, or higher long-term rates, which will continue this trend. Our interest income should increase as we continue to grow the loan portfolio. No assurance can be given that the flat yield curve will not continue.

Interest Expense. Interest expense increased $200,000, or 22.2%, to $1.1 million for the quarter ended June 30, 2007 from $933,000 for the quarter ended June 30, 2006. Interest expense increased $400,000, or 23.5%, to $2.1 million for the six months ended June 30, 2007, from $1.7 million for the six months ended June 30, 2006. The increase was a result of an increase in the average balance of deposits and an increase in the average rate paid on both deposits and Federal Home Loan Bank advances due to the rising interest rate environment and our increased reliance on wholesale and brokered deposits. We paid $27,000 and $12,000 in interest, respectively, on our bank line of credit and ESOP loan during the six months ended June 30, 2007, as compared to $70,000 in interest on our bank line of credit during the six months ended June 30, 2006. The average cost of interest-bearing liabilities increased from 3.52% for the quarter ended June 30, 2006 to 4.20% for the quarter ended June 30, 2007. The average cost of interest-bearing liabilities increased from 3.72% for the six months ended June 30, 2006 to 4.28% for the six months ended June 30, 2007.

Interest paid on deposits increased $281,000, or 53.4%, to $807,000 for the three months ended June 30, 2007 from $526,000 for the three months ended June 30, 2006. In addition, interest paid on deposits increased $580,000, or 59.5%, to $1,554,000 for the six months ended June 30, 2007 from $974,000 for the six months ended June 30, 2006. This reflects higher interest rates generally as well as a relative decrease in lower cost demand accounts and an increase in higher cost wholesale and brokered deposits. Deposits in our local market have been inadequate to meet loan demand in the growing business economy in our market area.

Interest expense on Federal Home Loan Bank advances decreased $80,000, or 21.8%, to $287,000 for the three months ended June 30, 2007, from $367,000 for the three months ended June 30, 2006. In addition, interest expense on Federal Home Loan Bank advances decreased $135,000, or 18.9%, from $716,000 for the six months ended June 30, 2006 to $581,000 for the six months ended June 30, 2007. This decrease resulted from increased rates on the repricing of our advances and a reduction in the average balance of outstanding Federal Home Loan Bank advances of $21.4 million for the six months ended June 30, 2007, from $29.2 million for the three months ended June 30, 2006, which was offset by increased rates on advances that were repriced during the six months.

NEXT PAGE

If the flattened yield curve normalizes with a decrease in short-term rates, our interest expense should decrease. If it normalizes with higher long-term rates, our interest expense will not change significantly.

Net Interest Income. Net interest income decreased by $61,000, or 9.2%, to $607,000 for the three-month period ended June 30, 2007, compared to $668,000 for the same period in 2006. Net interest income decreased by $66,000, or 7.2%, to $1.3 million for the six months ended June 30, 2007, compared to $1.4 million for the six months ended June 30, 2006. The decrease in net interest income was due to increased interest income resulting from an increase in the average balance of loans receivable and an increase in the average yield on loans, offset by an increase in the average balance of interest-bearing liabilities and an increase in the average rate paid on these interest-bearing liabilities as well as placing five loans on non-accrual status of which four were one-to-four family residential and one was a land development loan. Our net interest margin was 2.50% for the three months ended June 30, 2007, compared to 2.74% for the three months ended June 30, 2006, and was 2.34% for the six months ended June 30, 2007, compared to 2.65% for the six months ended June 30, 2006.

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

Based on management's evaluation of these factors, provisions of $96,000 and $40,000 were made during the quarters ended June 30, 2007 and 2006, respectively and provisions of $128,000 and $87,000 were made during the six months ended June 30, 2007 and 2006, respectively. The increase in the provision for loan losses was primarily in response to increased delinquencies and charge-offs in the first six months of 2007 as compared to the same period in 2006. During the six months ended June 30, 2007, net charge-offs were $121,000, compared to only $0 for the same period in 2006. The provision during the first six months of 2006 was to accommodate the anticipated loan portfolio growth. The ratio of non-performing loans to total loans increased to 2.17% at June 30, 2007, compared to .28% at June 30, 2006, and 1.07% at December 31, 2006. Non-performing loans at June 30, 2007, consisted of $1,150,000 in residential mortgage loans and $1,050,000 in commercial loans. The increase in the level of non-performing loans during the six months ended June 30, 2007, is a result of the general decline in the southwest Michigan economy.

Non-interest Income. Non-interest income increased $14,000 or 13.7% to $116,000 for the three months ended June 30, 2007, compared to $102,000 for the same period in 2006, and increased $48,000, or 23.3%, to $254,000 for the six months ended June 30, 2007, compared to $206,000 for the same period in 2006. The increase in non-interest income during the 2007 period was primarily due to the gain on sale of repossessed property of $37,000 for the six months ended June 30, 2007, compared to a net loss on sale of repossessed property of $23,000 for the six months ended June 30, 2006.

Non-interest Expense. Non-interest expense increased $46,000, or 5.2%, from $886,000 for the three-month period ended June 30, 2006 to $932,000 for the three months ended June 30, 2007. In addition, non-interest expense increased $120,000, or 1.9%, from $1.7 million for the six months ended June 30, 2006. Increases in expenses of $10,000 for premises and equipment, $11,000 for regulatory assessments, $12,000 for data processing services, $37,000 in salaries and employee benefits and $68,000 in professional services were offset by decreases of $4,000 in intangibles amortization from a branch acquisition in 1998, and $12,000 in advertising costs and $4,000 in administrative and general costs. The increase in salaries and employee benefits is primarily the result of a $36,000 reduction of salaries and wages, a $27,000 increase in employee benefit expenses for the estimated earned ESOP shares and a $41,000 reduction in deferred loan origination fees and costs. The increase in professional services is

NEXT PAGE

primarily due to estimated increases in legal and audit fees related to the on-going costs related to being a public company.

Income Tax Benefit. Our income tax benefit increased to $155,000, or 34.0%, of our net loss before taxes for the six months ended June 30, 2007 as compared to $94,000 or 33.6% of our net loss before taxes for the six months ended June 30, 2006.

Liquidity

We maintain cash and investments that qualify as liquid assets to maintain liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). The Bank's liquidity position at June 30, 2007 was $10.7 million compared to $5.9 million at December 31, 2006. We can also generate funds from borrowings, primarily Federal Home Loan Bank advances and our bank line of credit. At June 30, 2007, the bank had the ability to borrow an additional $9.4 million in Federal Home Loan Bank advances. Certificates of deposit scheduled to mature in one year or less at June 30, 2007, totaled $44.0 million.

Capital

The Bank is subject to minimum capital requirements imposed by the OTS. Based on its capital levels at June 30, 2007, MainStreet Savings Bank, the Company's primary subsidiary, exceeded these requirements as of that date and continue to exceed them as of the date of this prospectus. Our policy is for MainStreet Savings Bank to maintain a "well-capitalized" status under the capital categories of the OTS. As reflected below, MainStreet Savings Bank met the minimum capital ratios to be considered well-capitalized by the OTS based on its capital levels at June 30, 2007.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Risk-Based Capital (to risk-weighted assets)	$ 7,592	10.9%	$ 5,598	8.0%	$ 6,998	10.0%

Core Capital (to risk-weighted assets)	$ 7,047	10.0%	$ 2,799	4.0%	$ 4,199	6.0%

Core Capital (to total adjusted assets)	$ 7,047	6.1%	$ 4,654	4.0%	$ 5,818	5.0%

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

NEXT PAGE

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

NEXT PAGE

Item 3     Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of June 30, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended June 30, 2007, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

Item 4  Submission of Matters to a Vote of Security Holders

The Company conducted an Annual Meeting of Shareholders on May 15, 2007. At that meeting, Eric T. Dreisbach and David L. Hatfield were elected to serve as directors for terms that expire in 2010. Gordon F. Fuhr, Mary Lou Hart, David L. Jasperse, Carl A. Schoessel and James R. Toburen continued to serve as directors after the meeting. Votes were cast in the election of directors as follows:

	For	Vote Withheld	Broker Non-Votes
Eric T. Dreisbach	656,479	225	0
David L. Hatfield	656,479	225	0

The only other matter voted on at the meeting was the shareholders' ratification of the appointment of Crowe Chizek and Company LLC as the Company's independent auditors for the fiscal year ending December 31, 2007. The votes were cast on that ratification of auditors as follows:

	Number of Votes	Percentage of Votes Cast (Including Abstentions)
For	651,004	99.14%
Against	5,550	0.83%
Abstain	200	0.03%
Broker Non-Votes	0	0.00%

Item 5.     Other Information

Nothing to report.

NEXT PAGE

Item 6     Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Stock Issuance Plan	**
3(i)	Charter of Mainstreet Financial Corporation	*
3(ii)	Bylaws of Mainstreet Financial Corporation	*
4	Stock Certificate of Mainstreet Financial Corporation	*
10.1	Loan Agreement with Independent Bank	*
10.4	Employee Stock Ownership Plan	**
10.6	Deferred Compensation Plan for Directors and Officers	*
10.7	Named Executive Officer Salary and Bonus Arrangements for 2007	+
10.8	Current Director Fee Arrangements	+
10.9	Forbearance Letter from Independent Bank	+
11	Statement re Computation of Earnings	None
14	Code of Conduct and Ethics	++
15	Letter on unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Reports furnished to security holders	None
20	Other documents to security holders or incorporated by reference	None
22	Published report on matters submitted for shareholder vote	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32

*	Filed as an exhibit to the Company's Form SB-2 registration statement filed on September 22, 2006 (File No. 333-137523) pursuant to Section 5 of the Securities Act of 1933.
**	Filed as an exhibit to Pre-effective Amendment No. 1 to the Company's Form SB-2 registration statement filed on November 3, 2006 (File No. 333-137523) pursuant to Section 5 of the Securities Act of 1933.
+	Filed as an exhibit to the Company's Form 10-KSB filed on March 30, 2007 (File No. 07731968).
++	Filed as an exhibit to the Company's form 10-QSB filed on December 21, 2007 (File No. 061291561).

NEXT PAGE

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chief Financial Officer
MAINSTREET FINANCIAL CORPORATION
Date: August 14, 2007	By:	/s/ David L. Hatfield David L. Hatfield President and Chief Executive Officer
Date: August 14, 2007	By:	/s/ James R Toburen James R. Toburen Senior Vice President and