Form 10QSB
period 2007-09-30
MAINSTREET FINANCIAL CORP
filed 2007-11-14
CIK 1375017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number      005-82164

MAINSTREET FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

United States (State of other jurisdiction of incorporation or organization)	20-1867479 (I.R.S. Employer Identification No.)

629 W. State Street, Hastings, Michigan 49058-1643
(Address of principal executive offices)

(269) 945-9561
(Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No

At October 31, 2007, there were 756,058 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      No

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Index

		Page Number
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006		1
Consolidated Statements of Income For the Three-Month and Nine-Month Periods ended September 30, 2007 and 2006		2
Consolidated Statements of Changes in Stockholders' Equity For the Nine-Month Period ended September 30, 2007		3
Consolidated Statements of Cash Flows For the Nine Month Periods ended September 30, 2007 and 2006		4
Notes to Consolidated Financial Statements		6
Item 2.	Management's Discussion and Analysis	7
Item 3.	Controls and Procedures	16
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	18
SIGNATURES
EXHIBITS

NEXT PAGE

PART I        FINANCIAL INFORMATION
Item 1 Financial Statements

MAINSTREET FINANCIAL CORPORATION

Consolidated Balance Sheets as of
September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS
Cash and due from financial institutions	$ 2,395,450	$ 2,407,813
Interest-bearing deposits	4,042,650	1,432,452
Cash and cash-equivalents	6,438,100	3,840,265
Securities available for sale	1,957,309	2,088,393
Loans, net of allowance of $560,506 at September 30, 2007 and $537,667 at December 31, 2006	98,965,370	100,653,114
Federal Home Loan Bank (FHLB) stock	1,589,000	1,589,000
Accrued interest receivable	666,309	734,899
Premises and equipment, net	3,613,032	3,684,203
Intangible assets	896,055	1,018,942
Other real estate owned	576,025	452,531
Other assets	871,184	482,060
	$115,572,384	$114,543,407

LIABILITIES AND SHAREHOLDERS EQUITY
Liabilities
Deposits
Noninterest-bearing	$ 5,836,310	$ 6,510,671
Interest-bearing	74,981,794	76,190,622
	80,818,104	82,701,293
FHLB advances	24,400,000	21,400,000
Note payable	700,000	700,000
ESOP note payable	284,280	284,280
Accrued interest payable	194,032	131,411
Advance payments by borrowers for taxes and insurance	235,139	55,894
Deferred compensation liability	501,906	487,688
Accrued expenses and other liabilities	352,800	183,899
Total liabilities	$107,486,261	$105,944,465

Shareholders' equity
Preferred stock - $.01 par value, 1,000,000 shares authorized, none issued	---	---
Common stock - $.01 par value, 9,000,000 shares authorized, 756,068 shares issued and outstanding	7,561	7,561
Additional paid-in capital	2,821,903	2,939,677
Retained earnings	5,534,631	5,948,659
Unearned ESOP shares	(257,244)	(284,280)
Accumulated other comprehensive loss (net of tax of $10,678 at September 30, 2007 and $6,350 at December 31, 2006	(20,728)	(12,675)
	8,086,123	8,598,942
	$115,572,384	$114,543,407

See accompanying notes to consolidated financial statements.

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Operations for the
Three-Month and Nine-Month Periods
Ending September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Loans, including related fees	$1,625,617	$1,623,848	$4,880,446	$4,620,327
Taxable securities	47,429	43,182	145,571	139,512
Other interest income	75,348	6,852	163,506	18,246
	1,748,394	1,673,882	5,189,523	4,778,085

Interest expense
Deposits	798,834	622,218	2,352,927	1,595,731
FHLB advances	293,947	401,960	874,886	1,117,776
Other	14,955	43,262	42,105	113,547
	1,107,736	1,067,440	3,269,918	2,827,054

Net interest income	640,658	606,442	1,919,605	1,951,031

Provision for loan losses	45,000	30,000	173,000	117,000

Net interest income after provision for loan losses	595,658	576,442	1,746,605	1,834,031

Non-interest income
Fees and service charges	103,733	95,702	283,567	278,389
Gain on sale of loans	2,773	10,987	21,786	32,820
Gain (loss) on sale of repossessed assets	13,466	(33,417)	50,712	(56,288)
Other	7,346	12,365	25,375	36,392
	127,318	85,637	381,440	291,313

Non-interest expenses
Salaries and employee benefits	418,858	422,612	1,303,191	1,269,368
Premises and equipment, net	124,104	144,025	428,685	438,381
Administrative and general	124,688	120,109	388,018	387,394
Data processing	63,955	62,668	190,618	176,893
Amortization of intangible assets	40,491	42,376	122,887	128,539
Regulatory assessments	28,352	11,445	61,394	33,604
Professional services	67,855	9,964	201,223	75,243
Advertising and public relations	23,575	24,950	58,251	71,687
	891,878	838,149	2,754,267	2,581,109

Loss before taxes	(168,902)	(176,070)	(626,222)	(455,765)

Income tax benefit	(56,712)	(58,990)	(212,194)	(153,149)

Net loss	$ (112,190)	$ (117,080)	$ (414,028)	$ (302,616)

Basic and diluted loss per share	$ (0.15)	$(117.08)	$ (0.57)	$(302.62)

Comprehensive loss	$ (120,243)	$ (113,491)	$ (422,261)	$ (302,539)

See accompanying notes to consolidated financial statements.

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity
for the Nine-Month Period Ending September 30, 2007

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance - January 1, 2007	$7,561	$2,939,677	$5,948,659	$(284,280)	$(12,675)	$8,598,942

Net loss	---	---	(414,028)	---	---	(414,028)

Change in unrealized gain/loss on securities available for sale, net of tax	---	---	---	---	(8,053)	(8,053)

Comprehensive loss	---	---	---	---	---	(422,261)
Public offering costs	---	(114,993)	---	---	---	(114,993)
Earned ESOP shares	---	(2,781)	---	27,036	---	24,255

Balance - September 30, 2007	$7,561	$2,821,903	$5,534,631	$(257,244)	$(20,728)	$8,086,123

See accompanying notes to consolidated financial statements.

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Statements of Cash Flows for the
Nine-Month Periods Ending September 30, 2007 and 2006

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$ (414,028)	$ (302,616)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	191,383	209,378
Amortization, net of accretion
Securities	2,913	3,460
Loans	(167)	22,395
Intangible assets	122,887	128,539
Provision for loan losses	173,000	117,000
Loans originated for sale	(1,724,640)	(2,456,460)
Proceeds from sales of loans originated for sale	1,746,425	2,489,280
Gain on sale of loans	(21,786)	(32,820)
ESOP expense	24,255	---
Gain (loss) on sale of repossessed real estate	(50,712)	56,288
Change in assets and liabilities
Change in deferred fees and discounts	30,948	(16,422)
Accrued interest receivable	68,590	(183,459)
Other assets	(236,836)	(241,175)
Accrued interest payable	62,621	71,033
Other liabilities	183,120	(41,193)
Net cash from operating activities	157,973	(176,772)

Cash flows from investing activities
Activity in available-for-sale securities:
Principal repayments, maturities, sales and calls	115,969	132,751
Redemption of FHLB stock	---	53,700
Loan originations and payments, net	976,057	(10,436,364)
Sales of other real estate owned	466,230	---
(Purchases) sales of premises and equipment, net	(120,212)	22,749
Net cash from investing activities	1,438,044	(10,227,164)

(Continued)

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Cash Flows for the
Nine-Month Periods Ending September 30, 2007 and 2006

	Nine Months Ended September 30,
	2007	2006
Cash flows from financing activities
Net change in deposits	(1,883,189)	13,380,560
Proceeds from FHLB advances	13,000,000	45,628,000
Repayment of FHLB advances	(10,000,000)	(50,128,000)
Dividends paid	---	(11,000)
Public offering costs	(114,993)	---
Proceeds from note payable	---	1,000,000
Net cash from financing activities	1,001,818	9,869,560
Net change in cash and cash equivalents	2,597,835	(534,376)
Cash and cash equivalents at beginning of period	3,840,265	3,657,823
Cash and cash equivalents at end of period	$ 6,438,100	$ 3,123,447

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$3,207,297	$2,725,961
Taxes	---	---
Supplemental disclosures of non-cash activities
Transfer of loans to other real estate	$687,151	$ 97,291

See accompanying notes to consolidated financial statements.

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

1.     BASIS OF PRESENTATION:

The unaudited, consolidated financial statements include the consolidated results of operations of MainStreet Financial Corporation ("Company"), MainStreet Savings Bank, FSB ("Bank") and MainStreet Financial Services, Inc., a wholly owned subsidiary of the Bank. These financial statements do not include the accounts of the Company's parent company, Mainstreet Financial Corporation, MHC. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the nine-month period ended September 30, 2007 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2006.

2.     EARNINGS PER SHARE:

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the periods which were 730,040 and 729,142 shares for the quarter and the nine-month period ended September 30, 2007, respectively, and 1,000 shares for all periods ended September 30, 2006. ESOP shares are not considered outstanding for this calculation, unless they are deemed to be earned. There were 2,704 ESOP shares earned during the nine months ended September 30, 2007. All ESOP shares were unearned at December 31, 2006. There are currently no potentially dilutive common shares issuable under stock options or other programs. Earnings and dividends per share are restated for all stock splits and dividends through the date of the financial statements. Management does not expect the amount of unrecognized tax benefits to change significantly during the next twelve months.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2007. At September 30, 2007, U.S. federal tax years 2003 through the present date remain open.

NEXT PAGE

MAINSTREET FINANCIAL CORPORATION

Item 2     Management Discussion and Analysis

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

General

The principal business of MainStreet Financial Corporation ("Company") is operating our wholly owned subsidiary, MainStreet Savings Bank ("Bank"). The Bank is a community oriented institution primarily engaged in attracting retail and wholesale deposits from the general public and originating one- to four-family residential loans in its primary market area, including construction loans and home equity lines of credit. The Bank also originates a limited amount of construction or development, consumer and commercial loans. We are committed to being a community-based savings institution. The Company is in a mutual holding company structure and 53% of its stock is owned by MainStreet Financial Corporation, MHC ("MHC").

The Company's results of operations depend primarily on our net interest income. Our net interest income may be affected by market interest rate changes. Increases in loan rates generally reduce loan demand. Loan demand also has decreased due to depressed economic conditions in our market during 2006 and 2007. In addition, a portion of our loan portfolio is tied to the "prime" rate and adjusts immediately when this rate adjusts. Increases in short-term interest rates in 2006 and the first half of 2007, primarily as a result of increases in the Federal Funds rate by the Board of Governors of the Federal Reserve System, without a corresponding increase in long-term interest rates, have resulted in an increase in interest expense and reduction in net interest income. Short-term interest rates declined slightly in the third quarter, 2007 stabilizing net interest income. Prior to this quarter, our cost of funds increased faster than our yield on loans and investments, due to the longer-term nature of our interest-earning assets and the flat yield curve. As a result, our net interest margin had decreased.

We have implemented strategic objectives to reduce this negative impact on our net interest margin and earnings. A majority of our fixed-rate one- to four-family residential mortgages in portfolio are five- to seven-year balloon loans with up to 30-year amortization schedules. As a result, approximately 10.2% of our residential mortgage loan portfolio will reprice in the next twelve months. We only originate fixed-rate residential mortgages for sale under commitments to purchase in place prior to the origination of the mortgages. In prior years, we increased our emphasis on construction or development, consumer and commercial lending as well, because these loans generally have shorter terms and higher interest rates than mortgage loans. However, loans for land development and speculative construction have been reduced in 2006 and 2007 due to the depressed real estate market in southwest Michigan. To the extent we increase our investment in construction or development, consumer and commercial loans, which are considered to entail greater credit risks than one- to four-family residential loans, our provision for loan losses may increase, which will cause a reduction in our income. We believe

NEXT PAGE

that we have the lending expertise to manage these more complex loans. These types of loans earn higher fees and yields and offer a greater opportunity for growth in our market. We believe these benefits are an appropriate return for the potentially higher credit risk in these types of loans.

Recently, the rates on FHLB advances have decreased, making the cost of these borrowings lower than the cost of wholesale deposits. As a result, we increased our FHLB advances during the quarter ended September 30, 2007, rather than renew higher rate wholesale deposits in an effort to reduce our interest expense.

Our results of operations also are affected by our provision for loan losses. The allowance for loan losses has increased to $560,506 at September 30, 2007 from $537,667 at December 31, 2006 and from $551,829 at September 30, 2006. The increase is the result of a provision for loan losses during the nine months ended September 30, 2007 of $173,000 and recoveries of $48,000 less charge offs of $198,000. The provision during the nine months ended September 30, 2006 was $117,000. The provision increased, despite the decrease in the loan portfolio, to cover management's assessment of the adequacy of the allowance. The write-offs of $198,000 for the nine months ended September 30, 2007 compared to $53,000 for the nine months ended September 30, 2006. The $198,000 of charge offs consisted of $94,000 of prior years' interest on two land development loans, two residential speculative construction loans and three residential mortgage loans that were moved to non-accrual status based on management's assessment of the collectibility of delinquent interest. The balance of the $198,000 was attributable to incurred or anticipated losses relating to three consumer loans, two residential mortgage loans and two residential speculative construction loans and one commercial line of credit based on management's assessment of the liquidation value of these assets.

In 2007, to date our earnings initiatives continued to be negatively impacted by rising short-term interest rates, which began to moderate during the third quarter, which had increased interest expense through mid-year, the flat yield curve, which has reduced interest margins, and the slower economy in southwest Michigan, which has significantly reduced loan demand and increased loan delinquencies. The net loss for the nine months ended September 30, 2007 was $414,000, as compared to a net loss of $303,000 for the nine months ended September 30, 2006. The net loss for the nine months reflects a $31,000 decrease in net interest income which was primarily attributable to placing three one- to-four family residential loans on non-accrual status. The net loss for the nine months also reflects an increased provision for loan losses of $56,000, a $90,000 increase in non-interest income primarily attributable to gains on the sale of repossessed assets and a $171,000 increase in non-interest expense primarily attributable to a $32,000 increase in salaries and employee benefits and a $126,000 increase in professional services, all of which were partially offset by a $59,000 increase in the federal income tax benefit.

Evolution of Business Strategy

Our current business strategy is to operate a well-capitalized and profitable savings institution dedicated to serving the needs of our customers and local market. This strategy is described in our Form 10-KSB for the year ended December 31, 2006, and has been implemented since 2004. A critical element of this strategy was the completion of our stock offering, which provided the Bank with approximately $1.4 million to support future growth. The proceeds have been invested primarily in loans. We continue to pursue our business strategy and have continued to rely on wholesale and brokered deposits in 2007 because of increased competition for deposits in our market. We have experienced operating losses because, despite our increases in interest income by growing and diversifying our loan portfolio, the flattening interest rate yield curve has significantly increased our cost of funds. In addition, we continued initiatives to improve our net interest margin, attract core deposits and increase loan originations. These

NEXT PAGE

efforts continue to be frustrated by the interest rate environment, the competitiveness of the local market, the slow Michigan economy and increased loan delinquencies.

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

Off-Balance Sheet Activities and Commitments

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. For the nine months ended September 30, 2007, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at September 30, 2007, is as follows:

Off-balance sheet loan commitments:
Commitments to make loans	$ 543
Undisbursed portion of loans closed	970
Unused lines of credit	5,301
Total loan commitments	$6,814

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

General. Total assets increased by $1.1 million, or 0.9%, to $115.6 million at September 30, 2006, from $114.5 million at December 31, 2006, attributable primarily to an increase in cash and cash equivalents of $2.6 million and a decrease in loans of $1.8 million. This increase includes a $389,000, or 80.7%, increase in other assets, which was offset by a $169,000, or 91.8%, increase in accrued expenses and liabilities due to changes in our deferred income taxes and income tax liability. The increase in total assets was funded partially by a $3.0 million increase in Federal Home Loan Bank advances, which was offset by a $1.1 million decrease in deposits.

Loans. Our loan portfolio decreased $1.8 million, or 1.8%, from $100.7 million at December 31, 2006, to $98.9 million at September 30, 2007. This decrease consisted of a 0.9% decrease in one- to four-family residential mortgages, a 2.0% decrease in commercial real estate and business loans and a 6.4% decrease in home equity lines of credit, which were offset partially by a 3.9% increase in consumer loans. The slower economy in southwest Michigan has significantly reduced loan demand. Additionally, new competitors in our primary market are pursuing new lending opportunities with aggressive pricing.

NEXT PAGE

Allowance for Loan Losses. Our allowance for loan losses at September 30, 2007, was $561,000 or 0.57% of net loans, compared to $538,000, or 0.53% of net loans, at December 31, 2006. The increase in the allowance for loan losses was in response to increases in loan delinquencies and chargeoffs during the period. The following table is an analysis of the activity in the allowance for loan losses for the periods shown.

	Nine Months Ended September 30
	2007	2006
Balance at beginning of period	$538,000	$476,000
Provision charged to income	173,000	117,000
Recoveries	48,000	12,000
Charge-offs	(198,000)	(53,000)
Balance at end of period	$561,000	$552,000

Nonperforming loans increased from $1.1 million at December 31, 2006, to $2.1 at September 30, 2007. Our overall nonperforming loans to total loans ratio increased from 1.07% at December 31, 2006, to 2.13% at September 30, 2007. Our loan delinquencies increased during the nine months primarily as the result of more difficult economic conditions in our market area and the financial impact all families are experiencing from rising oil prices and the increased cost of consumer credit. Our real estate acquired from foreclosures increased $123,000, or 27.3%, to $576,000 at September 30, 2007 reflecting the increased foreclosures in residential mortgages. We expect these trends to continue through the end of 2007 and in 2008.

At September 30, 2007, we had 16 nonperforming loans as follows:

    Two large commercial relationships - One consisting of a $371,000 land development loan and a $50,000 unsecured line of credit and the other consisting of a $398,000 land development loan. We believe the value of the collateral for these land development loans currently exceeds the outstanding balances.

    Two smaller commercial loans - a $56,000 real estate secured loan and a $53,000 loan secured by a commercial vehicle.

    Nine one-to four- single family mortgage loans totaling $1,173,000. These loans are not under collateralized with respect to the outstanding balances.

    Two consumer loans, totaling $5,700, secured by a boat and a travel trailer.

In addition, troubled debt restructurings increased $245,000, or 75.2%, from $326,000 at December 31, 2006, to $571,000 at September 30, 2007, reflecting the slow residential mortgage market and depressed economy in our market. The troubled debt restructurings at September 30, 2007 consisted of five loans that remain in the redemption period. Three of these loans were secured by owner-occupied one-to-four family residences, and the borrowers were unable to make required payments. The other two were speculative construction loans secured by one-to-four family residences. We believe the collateral for four of these loans currently exceeds the outstanding balances, and the remaining collateral property has been written down to reflect current realizable value. As our local economic conditions continue to suffer, it is anticipated that increases in delinquencies and net charge-offs could occur.

NEXT PAGE

Cash and Securities. Our cash and securities portfolio increased $2.5 million or 42.3% to $8.4 million at September 30, 2007, from $5.9 million at December 31, 2006, consistent with our current liquidity strategy to maintain higher levels of available funds to meet expenses and commitments. The securities portfolio decreased $131,000 or 6.2%, to $2.0 million at September 30, 2007, from $2.1 million at December 31, 2006, as a result of securities maturing. For liquidity management purposes, our entire securities portfolio is designated as available for sale, and we have substantially all of our securities investments in shorter-term instruments.

Deposits. Total deposits decreased by $1.8 million, or 2.2%, to $80.9 million at September 30, 2007, from $82.7 million at December 31, 2006. Time deposits or certificates increased $600,000, demand deposits decreased $570,000 and savings and money market accounts decreased $1.2 million during the nine months. The decrease in deposits was primarily attributable to our decision not to renew $4.0 million in maturing wholesale certificates of deposit, which were replaced partially with $3 million in lower rate FHLB advances. The $1.8 million decrease in transaction and savings accounts is primarily attributable to our customers reducing their bank account levels for spending needs and the increased competition for deposits in our market.

Borrowings. FHLB advances increased $3.0 million or 14.0% to $24.4 million at September 30, 2007 from $21.4 million at December 31, 2006. This increase in borrowings replaced higher cost certificates of deposit. At September 30, 2007, we had $700,000 outstanding on our loan from another bank. The interest rate on this loan at September 30, 2007 was 8.36%. Our continued operating losses are a violation of a financial covenant of the loan and an event of default. Our lender has provided us with a letter indicating that it will refrain and forbear from taking any action to enforce its remedies with respect to the earnings covenant through December 31, 2007. Within the last six months, the increases we have experienced in non-accrual loans and other real estate owned (all in real estate held in redemption) triggered violations of two other loan covenants, which also are events of default. At September 30, 2007, the combined total of non-accrual loans and other real estate owned of $1.8 million was 26.3% of our Tier 1 capital and 1.8% of total loans, which exceeds the maximum levels of 20% of Tier 1 capital and 1.5% of total loans in the loan covenants. The loan covenants grant a six-month period in which to cure any violation. If we are unable to cure these violations within the cure period, we will request that the lending bank also provide forbearance with respect to violations of these loan covenants as well. The lender has indicated a willingness to consider extending the forbearance beyond that date, subject to its review of our financial condition and operations in early 2008. No assurances can be given that the lender will issue another forbearance letter or will not take action on our violation of the earnings covenant when the current forbearance letter expires.

Equity. Total equity decreased $513,000, or 6.0%, to $8.1 million at September 30, 2007, from $8.6 million at December 31, 2006. The decrease in equity was primarily due to a net loss of $412,000 for the nine months and a final payment made in 2007 of $115,000 for costs related to the public stock offering completed during December 2006.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2007 and 2006

General. The net loss for the three months ended September 30, 2007, was $112,000, as compared to a net loss of $117,000 for the three months ended September 30, 2006. The net loss for the nine months ended September 30, 2007 was $414,000, as compared to a net loss of $303,000 for the same period in 2006. The net loss for the nine months reflects an $87,000 decrease in net interest income primarily attributable to placing three one-to-four family residential loans on non-accrual status, a $90,000 increase in non-interest income and a $171,000 increase in non-interest expense, which was partially offset by a $59,000 increase in the federal income tax benefit Under our current business plan,

NEXT PAGE

we expect to experience net losses for the foreseeable future due to the current interest rate environment and the downturn in the southwest Michigan economy.

Interest Income. Interest income increased by $75,000, or 4.4%, to $1.7 million for the three-month period ended September 30, 2007, from $1.7 million for the same period in 2006. Interest income increased by $411,000 or 8.6%, to $5.2 million for the nine months ended September 30, 2007 from $4.8 million for the nine months ended September 30, 2006. The increase in interest income is primarily related to an increase in market rates. The increase occurred despite the reduction in net interest income of $31,000, which resulted from placing 11 loans in non-accrual status. These loans were comprised of six one-to-four family residential loans totaling $491,000, two speculative construction loans on one-to-four family residential properties totaling $251,000, two land development loans totaling $769,000 and one unsecured commercial line of credit of $50,000.

The weighted average yield on loans decreased 0.02% from 6.37% for the quarter ended September 30, 2006 to 6.35% for the quarter ended September 30, 2007. The weighted average yield on loans increased 0.11% from 6.24% for the nine months ended September 30, 2006 to 6.35% for the nine months ended September 30, 2007. The increase was the result of loans originated at higher interest rates than generally in our portfolio, existing adjustable interest rate loans re-pricing to higher interest rates and maturing loans being rewritten at higher interest rates. We anticipate this trend of increased rates on our loans to continue during the rest of 2007. The weighted average yield for the nine months ended September 30, 2007, reflects our placing 11 loans in non-accrual status. These loans were comprised of six one-to-four family residential loans, two speculative construction loans on one-to-four family residential properties, two land development loans and one unsecured commercial line of credit, which resulted in $90,300 less in interest income during the nine months ended September 30, 2007 period. We also expect the flattened yield curve to eventually normalize, which could result in either a reduction of short-term rates, which will not significantly impact interest income, or higher long-term rates, which will continue this trend. No assurance can be given that the flat yield curve will not continue.

Interest Expense. Interest expense increased $40,000, or 3.7%, to $1.1 million for the quarter ended September 30, 2007 from $1.1 million for the quarter ended September 30, 2006. Interest expense increased $400,000, or 14.2%, to $3.2 million for the nine months ended September 30, 2007 from $2.8 million for the nine months ended September 30, 2006. The increase for both periods was a result of an increase in the average balance of deposits and an increase in the average rate paid on both deposits and FHLB advances due to the rising interest rate environment and our increased reliance on wholesale and brokered deposits. In addition, we paid $15,000 and $42,000, respectively, in interest on our bank line of credit and ESOP loan during the three and nine months ended September 30, 2007, as compared to $43,000 and $114,000 in interest on the bank line of credit during the three and nine months ended September 30 2006. The average cost of interest-bearing liabilities was the same at September 30, 2007 as September 30, 2006 at 4.40%. The average cost of interest-bearing liabilities increased from 3.95% for the nine-month period ended September 30, 2006 to 4.33% for the nine-month period ended September 30, 2007.

Interest paid on deposits increased $177,000 or 28.5% to $799,000 for the three months ended September 30, 2007 from $622,000 for the three months ended September 30, 2006. In addition, interest paid on deposits increased $757,000 or 47.3% to $2.4 million for the nine months ended September 30, 2007 from $1.6 million for the nine months ended September 30, 2006. This reflects higher interest rates generally as well as a relative decrease in lower-cost demand accounts and an increase in higher cost wholesale and brokered deposits.

NEXT PAGE

Interest expense on FHLB advances decreased $108,000, or 26.9%, to $294,000 for the three months ended September 30, 2007, from $402,000 for the three months ended September 30, 2006. In addition, interest expense on FHLB advances decreased $243,000, or 22.1%, to $875,000 for the nine months ended September 30, 2007, from $1.1 million for the nine months ended September 30, 2006. The decrease reflects increased a decrease in the average balance of outstanding FHLB advances of $7.1 million for the nine months ended September 30, 2007, from $29.1 million for the nine months ended September 30, 2006. In addition, the weighted average rate of FHLB advances increased from 5.12% in the 2006 period to 5.03% in the 2007 period.

In the third quarter, 2007, short-term interest rates decreased slightly, producing a positively sloped yield curve. The decrease in short-term interest rates has had a favorable impact on our interest expense. If this trend continues we will see further reductions in our interest expense and improved net interest margin. No assurance can be given that this will occur.

Net Interest Income. Net interest income before provision for loan losses increased by $34,000, or 5.6% for the three-month period ended September 30, 2007, to $641,000 compared to $607,000 for the same period in 2006. Net interest income before provision for loan losses decreased by $31,000, or 1.6%, for the nine-month period ended September 30, 2007, from $2.0 million to $1.9 million. The increase in net interest income for the three-month period was primarily due to the increase in other interest due to higher average interest bearing deposits and a decrease in other interest expense due to the paydown of the note payable. The decrease in net interest income for the nine-month period was due to increased interest income resulting from an increase in the average balance of loans receivable and an increase in the average yield on loans, offset by an increase in the average balance of interest-bearing liabilities and an increase in the average rate paid on these interest-bearing liabilities, as well as placing eleven loans in non-accrual status. Our net interest margin was 2.33% for the nine months ended September 30, 2007, compared to 2.52% for the nine months ended September 30, 2006.

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

Based on management's evaluation of these factors, provisions of $45,000 and $30,000 were made during the quarter ended September 30, 2007 and September 30, 2006, respectively, and provisions of $173,000 and $117,000 were made during the nine months ended September 30, 2007 and September 30, 2006, respectively. The increase in the provision for loan losses was due primarily in response to increased delinquencies and net charge-offs during the first nine months of 2007 compared to the same period in 2006. During the nine months ended September 30, 2007, net charge-offs were $150,000 compared to $41,000 for the same period in 2006. The provision during the first nine months of 2006 was driven by strong loan portfolio growth. The ratio of non-performing loans to total loans increased from 0.83% at September 30, 2006 to 1.07% at December 31, 2006, and to 2.13% at September 30, 2007. Non-performing loans at September 30, 2007, consisted of $1,161,000 in residential mortgage loans, $6,000 in consumer loans and $928,000 in commercial loans. The increase in the level of non-performing loans during the nine months ended September 30, 2007, is a result of the general decline in the southwest Michigan economy and such national factors as increased fuel cost and the higher cost of consumer credit.

NEXT PAGE

Non-interest Income. Non-interest income increased $42,000 or 49.4% to $127,000 for the three months ended September 30, 2007, compared to $85,000 for the same period in 2006, and $90,000 or 30.9% to $381,000 for the nine-month period ended September 30, 2007, compared to $291,000 for the nine-month period ended September 30, 2006. The increase in non-interest income during the 2007 periods was primarily due to the gain on sale of repossessed property of $51,000 for the nine months ended September 30, 2007, compared to a net loss on sale of repossessed property of $56,000 for the nine months ended September 30, 2006. We may not experience continued gains on repossessed assets due to the weak real estate market in Michigan. The increase in non-interest income also includes a $6,000 increase in fees and service charges during the nine-months due to higher ATM fees, an $11,000 lower gain on the sale of loans during the nine months and an $11,000 decrease in other non-interest-income reflecting primarily decreases in fee income.

Non-interest Expense. Non-interest expense increased $54,000 or 6.4%, from $838,000 for the three month period ended September 30, 2006 to $892,000 for the three months ended September 30, 2007. In addition, non-interest expense increased $173,000, or 6.6%, from $2.6 million for the nine months ended September 30, 2006 to $2.8 million for the nine months ended September 30, 2007. Increases in expenses of $30,000 for regulatory assessments, $13,000 for data processing services, $34,000 in salaries and employee benefits and $126,000 in professional services were offset by decreases of $10,000 in premises and equipment, $6,000 in intangibles amortization from a branch acquisition in 1998, and $14,000 in advertising costs. The increase in salaries and employee benefits is primarily the result of a $25,000 reduction of salaries and wages, a $42,000 increase in employee benefit expenses for the estimated earned ESOP shares and a $62,000 reduction in deferred loan origination fees and costs. The increase in professional services is primarily due to estimated increases in legal and audit fees related to the on-going costs related to being a public company.

Income Tax Benefit. Our income tax benefit increased to $212,000, or 33.4%, of our net loss before taxes for the nine months ended September 30, 2007 as compared to $153,000, or 33.6% of our net loss before taxes for the nine months ended September 30, 2006.

Liquidity

We maintain cash and investments that qualify as liquid assets to maintain liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits). The Bank's liquidity position at September 30, 2007 was $8.4 million compared to $5.9 million at December 31, 2006. This reflects our strategy to increase our liquid assets to meet commitments and expenses. We can also generate funds from borrowings, primarily Federal Home Loan Bank advances and our bank line of credit. At September 30, 2007, the Bank had the ability to borrow an additional $5.8 million in Federal Home Loan Bank advances. The Bank anticipates pledging additional mortgage loan collateral to further increase the amount of advances available to meet funding needs. Certificates of deposit scheduled to mature in one year or less at September 30, 2007, totaled $44.6 million. Based on our historical experience, we anticipate that these certificates of deposit will remain at the Bank at maturity.

NEXT PAGE

Capital

MainStreet Savings Bank is subject to minimum capital requirements imposed by the OTS. Based on its capital levels at September 30, 2007, MainStreet Savings Bank, the Company's primary subsidiary, exceeded these requirements as of that date and continue to exceed them as of the date of this prospectus. Our policy is for MainStreet Savings Bank to maintain a "well-capitalized" status under the capital categories of the OTS. As reflected below, MainStreet Savings Bank met the minimum capital ratios to be considered well-capitalized by the OTS based on its capital levels at September 30, 2007.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Risk-Based Capital (to risk-weighted assets)	$7,400	10.6%	$5,578	8.0%	$6,973	10.0%

Core Capital (to risk-weighted assets)	$6,839	9.8%	$2,789	4.0%	$4,184	6.0%

Core Capital (to total adjusted assets)	$6,839	6.0%	$4,554	4.0%	$5,693	5.0%

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

NEXT PAGE

Item 3 Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of September 30, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended September 30, 2007, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

MAINSTREET FINANCIAL CORPORATION
Date: November 14, 2007	By:	/s/ David L. Hatfield David L. Hatfield President and Chief Executive Officer
Date: November 14, 2007	By:	/s/ James R Toburen James R. Toburen Senior Vice President and Chief Financial Officer