Form 10-K
period 2007-12-31
MAINSTREET FINANCIAL CORP
filed 2008-03-31
CIK 1375017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007 OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52298

MAINSTREET FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

United States	20-1867479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

629 W. State Street, Hastings Michigan	49058-1643
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:   (269) 945-9561

Securities registered under Section 12(b) of the Act:   None

Securities registered under Section 12(g)of the Act:	Common Stock, par value $0.01 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ______

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      YES   X     NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. _____

State issuer's revenues for its most recent fiscal year.  $ 7,379,000   .

As of March 14, 2008, there were issued and outstanding 756,068 shares of the issuer's common stock. The aggregate market value of the voting stock held by non-affiliates of the issuer on that date, computed by reference to the average of the high and low bid price of such stock, was $1.8  million, based on 291,064 shares at $6.20, which was the closing price on March 14, 2008. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is its affiliate.)

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Annual Report to Shareholders for the year ended December 31, 2007.

Part III of Form 10-KSB - Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one) YES  ___  NO   X

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

The Company has continued to experience operating losses, which has reduced our capital.  Our net loss of $1,345,543 for the year ended December 31, 2007, includes a $436,585 valuation allowance established at year-end to reduce our net deferred tax asset to zero.  The remainder of the net loss for 2007 is largely attributable to the continuing slowdown in the Michigan economy.  See our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 to this Form 10-KSB for additional information on our operating results and financial condition.

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

Primarily as a result of the continuing operating losses, our subsidiary, MainStreet Savings Bank, FSB (the “Bank’) received a letter from the OTS dated February 5, 2008, stating that the Bank is deemed by the OTS to be in troubled condition, and, as a result, is subject to specified operating restrictions.  These operating restrictions provide that: (1) the Bank must limit its quarterly asset growth to net interest credited on deposit liabilities during the quarter (unless additional asset growth is permitted by the OTS); (2) the Bank must obtain prior OTS approval prior to appointing any new director or senior executive officer; (3) the Bank’s ability to enter into certain severance agreements or make certain severance payments is limited by 12 C.F.R. § 359; (4) the Bank must receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and officers; (5) the Bank must obtain OTS approval of all third-party contracts outside the normal course of business; and (6) the Bank must provide the OTS with 30-days notice of all proposed transactions with affiliates.

On March 18, 2008, the OTS asked the Bank to enter into a supervisory agreement to address the OTS’s concerns regarding the financial condition of the Bank.  Among other things, the supervisory agreement would require the Bank to: (1) prepare and submit a three-year business plan; (2) revise its liquidity management policy; (3) enhance compliance training; (4) prepare and submit quarterly reports on classified assets; and (4) continue to abide by the limits in the February 5, 2008 “troubled condition” letter.  The Bank is discussing the provisions of the proposed supervisory agreement with its counsel and the OTS, and it expects that it will enter into a supervisory agreement with the OTS early in the second quarter.

On June 15, 2005, the Company obtained a $2 million loan from a commercial bank to be drawn down as desired.  The purpose of this bank loan was to obtain funds to contribute to the Bank to increase its capital level in order to support growth and increased consumer and commercial lending activities.  The bank loan has a five-year term and requires quarterly interest-only payments during the five years.  The interest rate, which adjusts monthly, is 300 basis points over the three-month LIBOR, which was a loan rate of 6.49% at origination of the loan and 8.37% at December 31, 2007.  The loan has a 1% prepayment fee.  At origination, we drew down $1 million, of which $65,000 was for fees and a pledged deposit at the lender.  The remaining $935,000 was used to contribute $848,000 to the Bank as a capital contribution and to pay a $84,000 dividend to MHC.  In June 2006, we drew down the additional $1 million, of which $500,000 was contributed to the Bank.  On December 22, 2006, in connection with the closing of the Company's initial public stock offering, the Company made a $1,300,000 payment on the loan. The balance of the loan at December 31, 2007 was $700,000.

The loan agreement requires that we meet certain financial covenants quarterly (with a six-month cure period) or trigger an event of default, which allows the lender to accelerate the loan.  We are not in compliance with certain of these covenants, including a return on assets greater than 0% and a combined total of non-accrual loans and other real estate owned of no more than 20.0% of Tier 1 capital and 1.5% of total loans.  Our continuing operating losses are a violation of the financial covenant on earnings.  At December 31, 2007, the combined total of non-accrual loans and other real estate owned of $2.9 million was 43.9% of our Tier 1 capital and 2.9% of total loans, which violates these two other loan covenants.  We expect to violate these three loan covenants in 2008.  On March 31, 2008, our lender has provided us with a letter indicating that it will refrain and forbear from taking any action to enforce its remedies with respect to these covenants through December 31, 2008, so long as we otherwise remain in compliance with the loan documents, the forbearance letter and the other loan the lender made to our employee stock ownership plan ("ESOP").

The Company completed an initial public stock offering on December 22, 2006. It sold 355,352 shares of common stock in that offering for $10.00 per share. The Company's ESOP purchased 28,428 shares with the proceeds of a loan from the same third party bank that made our other loan described above.  The loan covenants on that loan are the same as for the other loan and as a result, we are in violation of the same three covenants on the ESOP loan.  On March 31, 2008, the lender gave us a similar forbearance letter for the ESOP loan. The Company received net proceeds of $2,897,238 in the public offering, 50% of which was contributed to the Bank and $1,300,000 of which was used to reduce the outstanding balance of the bank loan. Upon completion of the offering, the Company issued 400,716 shares of common stock to MHC, so that MHC owns 53% of its outstanding common stock.

Our wholly owned subsidiary, MainStreet Savings Bank, FSB was chartered in 1924 as Hastings Building and Loan Association by a group of Barry County businessmen who believed that a banking institution focused on mortgage lending would increase the number of homeowners in the community and therefore the stability, quality of life, growth and prosperity of our communities. While our name has changed, our market area has grown and our banking services have expanded significantly, we remain true to our community and family focus and continue to be an independent, locally owned and managed bank. In November 2004, MainStreet Financial Corporation was formed as part of the reorganization of MainStreet Savings Bank into a federal stock savings bank in a two-tier mutual holding company structure.

The Bank is a community-oriented institution primarily engaged in the business of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences, home equity lines of credit and construction and development loans on residential and commercial properties located in our market area. We also invest in commercial business, commercial real estate and a variety of consumer loans. Our consumer loans consist primarily of auto and recreational vehicle loans. At December 31, 2007, approximately 79.12% of our loan portfolio consisted of residential mortgage loans and home equity lines of credit, 2.03% consisted of construction and development loans in residential and commercial properties, 6.11% consisted of consumer loans and 12.74% consisted of commercial loans.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market deposit and term certificate accounts and checking accounts. We solicit deposits in our market areas and, to a lesser extent, from financial institutions nationwide, and we accept brokered deposits.

Forward Looking Statements

This document, including information incorporated by reference, contains forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward looking statements.  Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance.  The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  The important factors we discuss below, as well as other factors discussed under the caption "Management's

Discussion and Analysis of Financial Condition and Results of Operations" and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

•
further developments in the Company's ongoing review of and efforts to resolve the problem credit relationship described in this report, which could result in, among other things, further downgrades of aforementioned loans, additions to the allowance for loan losses and the incurrence of other material non-cash and cash charges;

•
the strength of the United States economy in general and the strength of the local economies in which we conduct operations including the demand for mortgage and other loans and adverse changes to the value of the collateral securing our loans;

•
the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board, including changes in the relationship of short-term and long-term rates;

•	inflation, interest rate, market and monetary fluctuations;

•
the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

•	the willingness of users to substitute our products and services for products and services of our competitors;

•	the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

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

Barry County is centrally located between Battle Creek, Grand Rapids, Kalamazoo and Lansing, Michigan. Hastings and the surrounding area is becoming a commuter area for these cities, especially Grand Rapids, which is one of the fastest growing metropolitan areas in Michigan.  As a result, Barry County is one of the few rural counties in Michigan to experience growth over the past decade and is expected to experience continued growth.

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

During the third quarter, the most recent time period for which data is available, total employment in the six metropolitan areas in west Michigan rose by 0.2%.  However, this slight increase was not enough to halt west Michigan’s unemployment rate from clinging to 6.3%.  The region’s economic indicators were mixed for the quarter, which suggests that employment conditions will remain unchanged in the coming months.  Unemployment in the Grand Rapids and Kalamazoo areas remains lower than that of the State as a whole but consumers in the region remain uncertain about the economy and their financial well-being, which has perpetuated the slowdown in residential real estate sales and consumer spending that has negatively impacted our operations.

Competition

We face strong competition in originating real estate and other loans and in attracting deposits from seven other banks and credit unions in our market area.  Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers.  In 2007 the Bank was one of the top five residential mortgage originators in Barry County, Michigan.  We have the second largest deposit market share among banks and savings institutions in Barry County.  Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.  Commercial business competition is primarily from local and regional commercial banks.  The depressed economy has effectively increased competition for both deposits and all types of loans as financial institutions struggle to attain desired growth.

We attract our deposits through our branch office system and the internet.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent branch deposit data provided by the FDIC, MainStreet Savings Bank's share of deposits was 21.21% and 1.46% in Barry and Ionia counties, respectively.

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

	December 31,
	2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$74,464	73.70%	$74,328	72.17%	$64,298	68.39%	$55,656	73.68%
Home equity	5,477	5.42	5,944	5.77	6,442	6.85	4,613	6.11
Commercial(1)	9,093	9.00	9,292	9.02	8,825	9.39	5,599	7.41
Construction or development	2,054	2.03	3,691	3.58	8,382	8.92	4,598	6.09
Total real estate loans	91,088	90.15	93,255	90.54	87,947	93.55	70,466	93.29

Consumer loans:
Automobile	1,668	1.65	1,575	1.53	842	0.90	699	0.93
Recreational vehicles(2)	3,044	3.01	2,969	2.88	3,292	3.50	2,892	3.83
Unsecured	1,116	1.10	1,181	1.15	1,423	1.51	621	.82
Other(3)	345	0.34	386	0.37	507	0.56	857	1.13
Total consumer loans	6,173	6.11	6,111	5.94	6,064	6.45	5,069	6.71

Commercial business loans:(1)	3,775	3.74	3,624	3.52	---	---	---	---

Total loans	101,036	100.00%	102,990	100.00%	94,011	100.00%	75,535	100.00%
Less:
Loans in process	419		1,816		2,399		2,069
Deferred fees and discounts	(41)		(17)		(7)		(27)
Allowance for losses	508		538		476		413
Total loans, net	$100,150		$100,653		$91,143		$73,080
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

	December 31,
	2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed- rate loans:
Real estate loans:
One- to four-family	$73,846	73.09%	$73,550	71.42%	$63,578	67.63%	$54,887	72.66%
Commercial(1)	8,092	8.01	8,315	8.07	7,358	7.83	5,123	6.78
Construction or development	2,055	2.03	3,691	3.58	8,382	8.91	4,598	6.09
Total real estate loans	83,993	83.13	85,556	83.08	79,318	84.37	64,608	85.54

Consumer loans	5,897	5.84	5,854	5.68	5,818	6.19	4,813	6.37
Commercial business loans(1)	1,717	1.70	1,714	1.66	---	---	---	---

Total fixed-rate loans	91,607	90.67	93,124	90.42	85,136	90.56	69,421	91.91

Adjustable- rate loans:
Real estate loans:
One- to four-family	618	0.61	778	0.76	720	0.77	769	1.02
Home equity	5,477	5.42	5,944	5.77	6,442	6.85	4,613	6.10
Commercial(1)	1,001	0.99	977	0.95	1,467	1.56	476	0.63
Total real estate loans	7,095	7.02	7,699	7.48	8,629	9.18	5,858	7.75

Consumer loans	276	0.27	257	0.25	246	0.26	256	0.34
Commercial business loans(1)	2,058	2.04	1,910	1.85	---	---	---	---

Total adjustable-rate loans	9,429	9.33	9,866	9.58	8,875	9.44	6,114	8.09

Total loans	101,036	100.00%	102,990	100.00%	94,011	100.00%	75,535	100.00%

Less:
Loans in process	419		1,816		2,399		2,069
Deferred fees and discounts	(41)		(17)		(7)		(27)
Allowance for losses	508		538		476		413
Total loans, net	$100,150		$100,653		$91,143		$73,080
____________________

(1) Prior to 2006, commercial business loans not secured by real estate were not separately recorded.  They were included in commercial real estate loans.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2007.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgages
	One- to four-family and Home Equity		Commercial		Construction or Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during years ending December 31,(1)
2008(2)	$10,535	6.83%	$2,758	7.78%	$1,023	7.96%	$447	10.96%	$2,210	8.39%	$16,973	7.36%
2009 to 2012	49,825	5.98%	4,900	7.24%	667	6.56%	3,448	8.51%	1,565	7.41%	60,405	6.27%
2013 and following	19,581	6.60%	1,435	7.61%	364	5.69%	2,278	6.50%	---	---	23,658	6.64%
Total	$79,941	6.25%	$9,093	7.46%	$2,054	7.10%	$6,173	7.94%	$3,775	7.98%	$101,036	6.54%
____________________
(1) The total amount of loans due after December 31, 2008, which have predetermined fixed interest rates is $79.2 million, while the total amount of loans due after such date, which have floating or adjustable interest rates is $4.8 million.
(2) Includes demand loans, loans having no stated maturity and overdraft loans.

           Lending Authority.  Each senior officer, including the Senior Vice President of Lending and the President and Chief Executive Officer, may approve aggregate loans to one borrower or group of related borrowers up to $250,000.  Two of those officers may approve loans up to $350,000, and three may approve loans up to $500,000.  Loans over these amounts or outside our general underwriting guidelines must be approved by the board of directors.

At December 31, 2007, the maximum amount under federal law that we could have loaned to any one borrower and the borrower’s related entities was $1,007,400.   See “How We Are Regulated – MainStreet Savings Bank – OTS Regulations.”  Our five largest lending relationships are with commercial borrowers and totaled $4.5 million in the aggregate, or 4.5% of our $100 million total loan portfolio, at December 31, 2007.   The largest relationship involves a residential developer with loans totaling $1,041,000.  The loans in this relationship were in compliance with our lending limit at the time they were made and are considered to be nonconforming under OTS regulations so long as the amount remains above our current lending limit.  These loans are secured by a residential development, a speculative construction single family home, second mortgages on the borrower’s primary residence and investment properties and a real estate secured line of credit.  All of these loans were current at December 31, 2007.  The second largest relationship at December 31, 2007 was $924,000, secured by the borrower’s primary residence, commercial real estate, all corporate assets of an auto parts dealership and two vehicle loans, with all these loans being current at December 31, 2007.  The third largest relationship involves one of our directors and consists of $878,000 in loans secured by a downtown Hastings storefront and restaurant, corporate assets and the borrower’s primary and secondary residences.  The next two largest relationships at December 31, 2007 were $823,000 secured by commercial real estate and single family investment properties and $835,000 secured by single family properties where the borrower is a human service agency using the dwellings as group homes.  Both of these lending relationships were current at December 31, 2007.

One- to Four-Family Residential Real Estate Lending.  We originate loans secured by first and second mortgages on owner-occupied, one- to four-family residences in our market area.  Some of these loans are funded by us and retained in our portfolio, and others are originated and sold to an independent mortgage company with servicing released.  See "- Loan Originations, Purchases, Sales, Repayments and Servicing." At December 31, 2007, one- to four-family residential mortgage loans totaled $74.4 million, or 73.7% of our gross loan portfolio.  At December 31, 2007, we had $63.6 million in loans secured by owner-occupied one- to four-family residences and $10.8 million in loans secured by nonowner-occupied, one- to four-family residences, of which $73.8 million were fixed-rate loans and $618,000 were adjustable-rate loans

       We generally underwrite our one- to four-family owner-occupied loans based on the applicant's employment and credit history and the appraised value of the subject property.  Presently, we lend up to 103% of the lesser of the appraised value or purchase price for one- to four-family residential loans, although most of these loans have a loan-to-value ratio of 80%.  For loans with loan-to-value ratios in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to risk, although our underwriting guidelines allow loans to be granted up to 89% of appraised value without private mortgage insurance.  Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by the board of directors or we utilize the value for tax assessment purposes.  Borrowers are required to obtain title insurance and hazard insurance, including flood insurance, where appropriate, insuring the Bank against potential loss.

We currently originate one-to four-family mortgage loans on either a fixed or adjustable rate basis, as consumer demand dictates.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs.  Fixed-rate first mortgage loans have a five to seven year term, with a balloon payment and up to 30-year amortization.  Fixed-rate second mortgages have similar terms with rates 100 to 150 basis points higher than first mortgages.  Fifteen to thirty year fixed-rate mortgages and adjustable rate loans with one to seven year re-pricing (using LIBOR index) are originated for immediate sale under pre-existing commitments.  It is our intent to only retain in our portfolio five to seven year balloon loans to ensure earlier re-pricing.

Our one- to four-family loans are not assumable.  Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

We generally underwrite our nonowner-occupied, one- to four-family loans based on a 1.25 debt service coverage ratio, placing an emphasis on the applicant's creditworthiness and the appraised value of the property.  Presently, we lend up to 80% of the lesser of the appraised value or purchase price for the residence (or 90% with private mortgage insurance).  These loans are offered with a fixed rate or an adjustable rate at rates one percentage point higher than owner-occupied residential mortgages and with a 1% origination fee.  These loans have terms of up to 5 years and are not assumable.

Home Equity Lines of Credit.  Our home equity lines of credit totaled $5.5 million and accounted for 5.5% of our gross loan portfolio at December 31, 2007.  Amounts borrowed under these lines can be repaid and reborrowed during the authorized draw period.  All of these loans have adjustable rates of interest.  Current home equity line of credit programs being offered are written for a 15 year term.  This includes a five year draw period and a ten year repayment period.  Minimum monthly repayment amounts range from interest only to 1.5% of the outstanding loan balance.  These loans are originated in amounts that, when combined with the balance of the existing first mortgage, are up to 100% of the value of the property securing the loan.  Loans that have a combined loan to value ratio of 90% or more are covered by a default insurance policy.  At December 31, 2007, unfunded commitments on these lines of credit totaled $4.1 million.

Commercial Real Estate Lending.  We offer a variety of commercial real estate loans.  These loans are secured primarily by local service/retail establishments and small office or commercial buildings located in our market areas, primarily in Barry County.  Through the end of 2005 our commercial real estate portfolio included our commercial business loans.  See " Commercial Business Lending." At December 31, 2007 commercial real estate loans totaled $9.1 million or 9.0%, of our gross loan portfolio.

Our loans secured by commercial real estate are originated with a fixed or adjustable interest rate, adjusted quarterly or monthly, with a three-or five-year term and balloon payment and up to a 25 year amortization calculation.  The interest rate on adjustable rate loans is based on a variety of indices, generally determined through negotiation with the borrower.  Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan.

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

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans.  These loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.  See "Asset Quality - Non-performing Loans." The largest commercial real estate lending relationship at December 31, 2007, was $1,041,000 secured by a single family development, one-to four-family real estate properties, a lien against all corporate assets and a second mortgage against the borrower’s primary residence.

Construction or Development Lending.  Our construction loan portfolio consists of loans for the construction of one- to four-family residences and commercial properties, including land loans for development of these properties.  The weak housing market in our market area has reduced the demand for speculative residential construction loans.  We hope to increase our construction lending business, particularly with residential contractors, once this market improves.  Construction and development lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees.  In addition, construction and development loans, excluding land loans, are generally made with adjustable rates of interest for commercial properties and fixed rates for residential properties.  These loans have six-to nine-month terms and interest-only payments during the construction period.  Land loans are generally for residential developments.  They are three-year balloon, non-amortizing loans with an 85% maximum loan-to-value ratio and a fixed or adjustable rate of interest.  At December 31, 2007, we had $2.1 million in construction and development loans outstanding, representing 2.0% of our gross loan portfolio and consisting of: $1.1 million in construction loans to the prospective owners of the one- to four-family residences being constructed and $1.0 million in construction loans to builders for pre-sold and spec homes under construction.

Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction.  Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios.  We fund our construction loans based on actual work completed as determined by physical property inspections.  The acquisition and development loans are required to be repaid as lots are sold, though on an accelerated basis so that we are repaid before all the lots are sold.  See also the discussion under the headings "Classified Assets" and " Loan Delinquencies and Defaults" below.

Commercial Business Lending.  We originate commercial business loans and at December 31, 2007, we had $3.8 million in commercial business loans, which was 3.7% of our loan portfolio.  Prior to 2006, our commercial business portfolio was reported as part of our commercial real estate portfolio.  Our commercial business lending activities encompass loans with a variety of purposes and security including loans to finance inventory and equipment.  These are believed to carry higher credit risk than more traditional single family loans.

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

Consumer Lending.  We offer a variety of secured consumer loans, including loans secured by new and used auto loans, boats, trailers and other recreational vehicles, unsecured consumer loans and loans secured by savings deposits.  We originate our consumer loans primarily in our market areas.  At December 31, 2007, our consumer loan portfolio totaled $6.2 million, or 6.1% of our gross loan portfolio.  Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

We originate auto loans on a direct and indirect basis.  Auto loans totaled $1.7 million at December 31, 2007, or 1.7% of our gross loan portfolio of which $854,000 were direct loans and $814,000 were indirect loans.  We have a relationship with five local car dealerships for indirect lending under an arrangement providing a reserve fee to the referring dealer.  Auto loans may be written for up to six years and have fixed rates of interest.  Loan-to-value ratios are up to 100% of the sales price and or the retail value on new and late model used autos and the lesser of 90% of NADA or the sales price on other used autos.

We originate loans secured by boats, trailers and other recreational vehicles.  These loans totaled $3.0 million at December 31, 2007, or 3.0% of our gross loan portfolio.  We have a relationship with two local boat dealers for indirect lending which provides for a reserve fee to the referring dealer.  These secured consumer loans are written with terms up to 15 years and usually have fixed interest rates.  Loan to value ratios are 100% of the sales prices for new collateral and the lesser of 90% of NADA value or the sales price for used collateral.

We also make unsecured loans to consumers based on the creditworthiness of the borrower.  These loans are written for up to three years and usually have fixed rates of interest.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates.  Consumer loans often carry higher rates of interest than do one- to four-family residential mortgage loans, but due to competition in our market, consumer loan rates are not significantly higher than the rates on one- to four-family residential mortgage loans at this time.  Management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

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

The Bank promotes its consumer loan products to existing customers, primarily through in-branch promotions, direct mailing, statement stuffers and to the community through newspaper and radio advertising.  We also work closely with area boat dealers and are present at shows they participate in and open houses to promote our products.  In addition to working closely with the boat dealers, we maintain and continue to develop vendor relationships with area consumer product dealers providing financing that is secured by the consumer goods being purchased.

The Bank has built its commercial loan portfolio primarily through working with business owners and managers that are customers, direct calling on referral sources, accountants and attorneys and through direct calling on other businesses that have been targeted by our management team.  Economic conditions and aggressive pricing by new competitors in the Bank’s primary market area have combined to significantly reduce opportunities to originate new commercial loans at this time.  We expect that such opportunities will return as the economy improves and the competitive environment stabilizes.

The Bank has worked diligently to identify qualified builders to solicit loans for both speculative construction and contract construction for either new homes or remodeling projects.  We are an active member of the Barry County Homebuilders Association and make contacts with builders through joint sponsorship of various activities with building supply vendors.  The stagnant real estate market currently limits opportunities for originating construction loans.  We expect that such opportunities will return as the economy and the housing market eventually improve.

While we are qualified to sell one- to four- family residential mortgage loans to Freddie Mac; we are currently selling fixed and adjustable rate loans with servicing released to independent purchasers.  These loans must comply with prescribed terms and conditions as defined by the correspondent relationship with underwriting, approval and commitment to buy being made prior to our approval and closing of these loans with our borrowers.  These loans are originated as Bank loans and assigned to the purchaser at closing.  The Bank typically receives at least 1% of the loan principal as an origination fee.  During the year ended December 31, 2007, we earned $22,000 in these origination fees.

During the fourth quarter of 2007, we sold residential mortgage loans to other financial institution for asset liability and capital management purposes.

While we originate adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas.  Demand is affected by competition, economic conditions and the interest rate environment.  Loans and participations purchased must conform to our underwriting guidelines and be acceptable to the senior officer loan committee.  Furthermore, during the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

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

Delinquent secured consumer loans are handled with a 15-day late notice followed by the issuance of a delinquency letter 30-45 days after the due date requesting payment within 10 days.  If the loan is not current or under an approved repayment plan within that time period, repossession and sale of consumer collateral is initiated, subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.  Borrowers on delinquent unsecured consumer loans are sent a delinquency notice 30 days after the due date.  If no payment plan is agreed to within the next 30 days, the loan is sent to small claims court or to an attorney for collection.

Delinquent commercial business loans and loans secured by multi-family and commercial real estate are initially handled by the collection officer who is responsible for contacting the borrower.  The collection department also works with the commercial loan officers to see that necessary steps are taken to collect delinquent loans.  In addition, we have a senior officer loan review committee that meets monthly and reviews past due and criticized loans, as well as other loans that management feels may present possible collection problems or risk to the Bank.  If an acceptable workout of a delinquent commercial loan cannot be agreed upon, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

Delinquent Loans.  The following table sets forth our loan delinquencies for 60 days and over by type, number and amount at December 31, 2007.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Total Loans(1)	Number	Amount	Percent of Total Loans(1)	Number	Amount	Percent of Total Loans(1)
	(Dollars in thousands)
Real Estate:
One- to four- family	18	$2,379	2.36%	10	$1,089	1.08%	28	$3,468	3.44%
Commercial	3	122	0.12	7	938	0.93	10	1,060	1.05
	21	2,501	2.48	17	2,027	2.01	38	4,528	4.49

Consumer	3	4	0.01	1	5	0.01	4	9	0.01
Total	24	$2,505	2.49%	18	$2,032	2.02%	42	$4,537	4.50%
____________________

(1) As a percentage of total gross loans of $101.0 million at December 31, 2007.

At December 31, 2006, we had 16 delinquent loans, totaling $1,779,000 or 1.73% of total loans.  Loan delinquencies increased during 2007 primarily as the result of more difficult economic conditions in our market and borrowers' difficulty in making increased payments due to upward rate adjustments.  We expect delinquencies to increase during 2008.

Non-performing Assets.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio.  Loans are generally placed on non-accrual status at 90 days past due or when the collection of principal and/or interest becomes doubtful.  The increase in non-performing loans in 2007 is the result of further deterioration in economic conditions in southwest Michigan and higher market interest rates, which caused certain borrowers to become delinquent on loan payments.  We expect non-performing loans to increase during 2008.

At December 31, 2007 we had eight troubled debt restructurings totaling $901,000 or 0.90% of total net loans, substantially all of which were residential mortgage loans in foreclosure proceedings.  Seven of these loans were for single family residences and one was secured by an attached single family condominium unit.  At December 31, 2007, we had seven non-accruing loans which totaled $1,479,000 or 1.50% of total net loans.  This total includes: (1) a $371,000 loan for the development of residential lots; (2) a $411,000 loan for the development of residential lots, which is in foreclosure and for which we have received an offer that would not result in a material loss to the Bank; (3) a $421,000 first mortgage on a single family home; (4) a participation loan of $147,000 for the construction of a single family home; (5) a $36,000 bridge loan on a single family home; (6) a $87,600 loan on vacant land; and (7) an unsecured loan of $12,700.

For additional disclosure of significant non-performing assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 to this Form 10-KSB.

	December 31,
	2007	2006	2005	2004
	(Dollars in thousands)
Accruing loans delinquent more than 90 days:
One- to four-family	$404	$561	$79	$44
Commercial real estate	144	---	---	---
Consumer	5	7	---	13
Total	553	568	79	57

Troubled debt restructuring:
One- to four-family	901	326	275	73
Total	901	326	275	73

Foreclosed assets:
One- to four-family	---	453	411	520
Consumer	10	12	18	---
Total	10	465	429	520

Non-accrual Loans:
One- to four-family	685	160	---	---
Commercial	794	371	---	---
Total	1,479	531	---	---

Total non-performing assets	$2,943	$1,890	$783	$650

Total as a percentage of total assets	2.56%	1.65%	0.74%	0.74%

Other Loans of Concern.  On December 31, 2007, the Bank was monitoring other loans of concern classified as substandard loans on the Bank’s monthly delinquency report.  These loans consisted of one loan for $218,000 secured by a single family home where the borrower has requested to deed the property to the Bank; five loans totaling $284,000, secured by first mortgages on single family homes that are in the process of foreclosure; two first mortgages totaling $219,000; one second mortgage for $30,000, secured by single family homes; and four consumer loans totaling $13,000.  All these loans are being actively monitored and collection efforts are proceeding.

Past due loans classified as Special Mention that are being monitored by the Bank’s loan review committee include: (1) five commercial loans to a landscaping company that are secured by vehicles and equipment and total $178,000; and (2) four loans to a real estate developer that are secured by 12 non-owner occupied, one- to four-family unit apartments and attached condominiums and total $730,000.

The Bank also is monitoring three construction loans on single family homes, which are current and total $745,000.  Construction has been completed, but there are disputes between the borrowers and the contractors.  One borrower has a law suit pending by a subcontractor, another borrower has disputed a draw made to the contractor and all three properties have liens placed on the properties by subcontractors.

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

We regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of management's review of our loans, at December 31, 2007, we had $1.8 million in loans classified as substandard, $421,000 classified as doubtful and none as loss.  The total amount classified represented 31.2% of our equity capital and 1.95% of our assets at December 31, 2007.  On the basis of management's review of our loans, at December 31, 2006, we had $442,000 in loans classified as substandard, $1.1 million classified as doubtful and none as loss.  The total amount classified represented 17.9% of our equity capital and 1.35% of our assets at December 31, 2006.

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

At December 31, 2007, our allowance for loan losses was $508,000, or 0.51% of the total loan portfolio.  The decrease in the allowance from $538,000, or 0.53% of the total loan portfolio at December 31, 2006, reflects our decreased loan portfolio and the $344,000 in charge-offs during the year.  Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolios.  The allowance is discussed further in Notes 1 and 3 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth an analysis of the Bank's allowance for loan losses.

	Year ended December 31,
	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$538	$476	$413	$385

Charge-offs:
One- to four-family	225	22	---	1
Consumer	119	105	63	29
Total	344	127	63	30

Recoveries:
One-to four-family	26	---	---	---
Consumer	30	27	24	49
	56	27	24	49
Net charge-offs (recoveries)	288	100	39	(19)
Additions charged to operations	258	162	102	9
Balance at end of period	$508	$538	$476	$413

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.30%	0.10%	0.05%	(0.03)%

Allowance as a percentage of non-performing loans	25.02%	48.90%	602.53%	724.56%

Allowance as a percentage of total loans (end of period)	0.51%	0.53%	0.52%	0.56%

In 2004, we did not have a significant provision because our growth was slower and we recorded net recoveries during the year.  In 2005, we increased the allowance primarily in response to loan growth as quality indicators remained positive.  In 2006 the provision was increased in response to loan growth as well as economic conditions in our local market.  In 2007, we increased the provision in response to the current local economic conditions.

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2007		2006		2005		2004
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:
One- to four-family and home equity	$175	79.12%	$141	77.94%	$98	75.24%	$107	79.79%
Commercial real estate	99	9.00	114	9.02	160	9.39	104	7.41
Construction or development	19	2.03	35	3.58	39	8.92	35	6.09
Consumer	156	6.11	201	5.94	179	6.45	167	6.71
Commercial business	59	3.74	47	3.52	---	---	---	---
Total	$508	100.00%	$538	100.00%	$476	100.00%	$413	100.00%

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

The Treasurer has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the President.  The Treasurer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk." Our investment securities currently consist of mortgage backed securities.  Prior to 2005, our investment portfolio also included federal agency securities and corporate debt securities.  See Note 2 of the Notes to Consolidated Financial Statements.  The corporate debt was acquired to increase the yield in our investment securities portfolio.

As a member of the Federal Home Loan Bank of Indianapolis, we had $1.6 million in stock of the Federal Home Loan Bank of Indianapolis at December 31, 2007.  For the year ended December 31, 2007, we received $73,000 in dividends from the Federal Home Loan Bank of Indianapolis.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated, which included no securities held to maturity.  At December 31, 2007, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2007		2006		2005
	Amortized cost	Fair Value	Amortized cost	Fair Value	Amortized cost	Fair Value
	(In thousands)
Securities available for sale, at fair value:
Mortgage-backed, including mutual funds	$1,954	$1,924	$2,108	$2,088	$2,294	$2,275
Total investment securities	1,954	1,924	2,108	2,088	2,294	2,275

Federal Home Loan Bank stock	1,589	1,589	1,589	1,589	1,725	1,725

Total securities	$3,543	$3,513	$3,697	$3,677	$4,019	$4,000

The composition and maturities of our investment securities portfolio at December 31, 2007, excluding Federal Home Loan Bank stock, are indicated in the following table.

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total securities
	Amortized cost	Weighted average yield	Amortized cost	Weighted average yield	Amortized cost	Weighted average yield	Amortized cost	Weighted average yield	Amortized cost	Weighted average yield	Fair value
	(Dollars in thousands)
Securities available for sale, at fair value:
Mortgage-backed, including mutual funds	$1,062	5.02%	---	---	$119	6.52%	$773	6.59%	$1,954	6.59%	$1,924

Sources of Funds

General.  Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms, including special accounts for children and IRA accounts.  Our deposits consist of savings and checking accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit.  We solicit deposits primarily in our market areas and from financial institutions.  We also solicit deposits over the Internet through cdrate/line.com, which is used primarily by other banks, and we accept brokered deposits through Depository Trust Co.  for a fee of approximately one-fourth of a basis point.  At December 31, 2007, our total brokered and wholesale deposits were $24.4 million, or 31.1% of all deposits on that date.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain deposits.  Our ability to accept brokered and wholesale deposits will be restricted if we become adequately capitalized, unless we receive a waiver from the FDIC.

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

Under regulations of the Board of Governors of the Federal Reserve System, we are required to maintain non-interest bearing reserves at specified levels against our transaction accounts, primarily checking and NOW accounts.  At December 31, 2007, the Bank was in compliance with these Federal Reserve requirements.

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2007.

	Maturing
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
	(In thousands)
Certificates of deposit less than $100,000	$65	$4,636	$12,837	$7,342	$24,880
Certificates of deposit of $100,000 or more	437	1,112	11,869	16,746	30,164
Public funds(1)	186	590	342	272	1,590
Total certificates of deposit	$688	$6,338	$25,248	$24,360	$56,634
____________________

(1) Deposits from governmental and other public entities.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by MainStreet Savings Bank at the dates indicated.

	December 31,
	2007		2006		2005		2004
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Transactions and Savings Deposits:
Non interest-bearing demand	$5,523	6.94%	$ 6,511	7.87%	$ 6,852	10.56%	$ 5,688	9.81%
Interest-bearing demand	4,241	5.33	4,446	5.37	5,283	8.14	5,470	9.43
Statement savings	7,152	8.99	8,374	10.12	9,019	13.90	9,749	16.81
Money market	5,844	7.35	6,047	7.30	6,322	9.74	7,897	13.62
IRA	12	0.02	16.02		21	0.03	140	0.24
Total non-certificates	22,772	28.63	25,394	30.68	27,497	42.36	28,944	49.91

Certificates:
0.00 - 1.99%	---	---	---	---	1,920	2.96	12,505	21.56
2.00 - 3.99%	8,906	11.20	10,822	13.07	23,065	35.53	14,153	24.41
4.00 - 5.99%	47,727	60.01	46,485	56.15	12,413	19.12	2,380	4.10
6.00 - 7.99%	---	---	---	---	---	---	---	---
Total certificates	$56,633	71.21	57,307	69.22	37,398	57.62	29,038	50.07
Accrued interest	128	0.16	82	0.10	13	0.02	10	0.02

Total deposits	$ 79,533	100.00%	$ 82,783	100.00%	$64,908	100.00%	$57,992	100.00%

Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals.  Our borrowings consist of advances from the Federal Home Loan Bank of Indianapolis and a loan from a commercial bank.  See Note 7 of the Notes to Consolidated Financial Statements and the description of the loan under "General" above.

We are a member of and may obtain advances from the Federal Home Loan Bank of Indianapolis, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Banks provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed and other securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to be used to provide funds for residential home financing.  At December 31, 2007, we had $26.4 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $7.4 million from the Federal Home Loan Bank of Indianapolis.  At that same date, we had $40.7 million in residential mortgages pledged as collateral for our advances and an additional $38.7 million in residential mortgages and mortgage-backed securities available to serve as collateral for additional advances.  We are required to own stock in our Federal Home Loan Bank based on the amount of our advances.  At December 31, 2007, we had $1.6 million in such stock.

The Bank is authorized to borrow from the Federal Reserve Bank of Chicago "discount window" after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings.  We have never borrowed from the Federal Reserve Bank.

The following table sets forth the maximum month-end balance and average balance of borrowings for the Company and the Bank for the periods indicated.

	For the year ended December 31,
	2007	2006	2005	2004
	(Dollars in thousands)
Maximum month-end balance:
Federal Home Loan Bank advances	$26,400	$30,450	$32,000	$22,600
Bank loan	700	2,000	1,000	---
Total	$27,100	$32,450	$33,000	$22,600

Average balances:
Federal Home Loan Bank advances	$22,730	$27,146	$27,171	$21,500
Bank loan	700	1,800	583	---
Total	$23,430	$28,946	$27,754	$21,500

Weighted average interest rate of:
Federal Home Loan Bank advances
	5.28%	5.35%	4.25%	3.63%
Bank loan	8.10	8.62	3.91	---
All borrowings	4.33%	5.56%	4.24%	3.63%

The following table sets forth certain information about our borrowings at the dates indicated.

	December 31,
	2007	2006	2005	2004
	(Dollars in thousands)
Federal Home Loan Bank advances	$26,400	$21,400	$32,000	$22,600
Bank loan	700	700	1,000	---
Total	$27,100	$22,100	$33,000	$22,600

Weighted average interest rate of:
Federal Home Loan Bank advances	4.86%	5.30%	4.46%	3.96%
Bank loan	8.10	8.37	7.08	---
Total borrowings	4.94%	5.40%	4.54%	3.96%

Subsidiary and Other Activities

The Bank has one active subsidiary, MainStreet Financial Services, Inc., a licensed insurance agency.  The subsidiary has an investment in MBT Title Company, which is jointly owned by members of the Michigan Bankers Association.  At December 31, 2007, our total investment in the subsidiary was $2,400.  For 2007, earnings were $4,000.

The Bank has a contract with Regal Financial Services, a third party broker-dealer that offers securities brokerage services to our customers at a separate location in our main banking office.  We receive compensation from them for the use of the office space and certain administrative services.  We earned $12,800 in 2007.

Employees

At December 31, 2007, we had a total of 30 full-time employees and 15 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

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

The Bank received a letter from the OTS dated February 5, 2008, indicating that the Bank is deemed to be in troubled condition, and, as a result, is subject to specified operating restrictions.   These operating restrictions provide that: (1) the Bank must limit its quarterly asset growth to net interest credited on deposit liabilities during the quarter (unless additional asset growth is permitted by the OTS); (2) the Bank must obtain prior OTS approval prior to appointing any new director or senior executive officer; (3) the Bank’s ability to enter into certain severance agreements or make certain severance payments is limited by 12 C.F.R. § 359; (4) the Bank must receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and officers; (5) the Bank must obtain OTS approval of all third-party contracts outside the normal course of business; and (6) the Bank must provide the OTS with 30-days notice of all proposed transactions with affiliates.

On March 18, 2008, the OTS asked the Bank to enter into a supervisory agreement to address the OTS’s concerns regarding the financial condition of the Bank.  Among other things, the supervisory agreement would require the Bank to: (1) prepare and submit a three-year business plan; (2) revise its liquidity management policy; (3) enhance compliance training; (4) prepare and submit quarterly reports on classified assets; and (4) continue to abide by the limits in the February 5, 2008 “troubled condition” letter.  The Bank is discussing the provisions of the proposed supervisory agreement with its counsel and the OTS, and it expects that it will enter into a supervisory agreement with the OTS early in the second quarter.

MainStreet Savings Bank.  The Bank, as a federally chartered savings bank, is subject to regulation and periodic examination by the OTS.  This regulation extends to all aspects of its operations.  The Bank is required to maintain minimum levels of regulatory capital and is subject to limitations on the payment of dividends to the Company.  See "- Regulatory Capital Requirements" and "- Limitations on Dividends and Other Capital Distributions." Federal laws and regulations of the OTS prescribe the investment and lending authority and activities of federally chartered savings banks.  The Bank is required to file periodic reports with the OTS.  The FDIC also insures the deposits of the Bank to the maximum extent permitted by law.  This regulation of the Bank is intended for the protection of depositors and the insurance of accounts fund and not for the purpose of protecting shareholders.

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

       As a federal savings bank, the Bank is required to meet a qualified thrift lender test.  This test requires the Bank to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, we may maintain 60% of our assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, we are required to maintain a significant portion of our assets in residential housing related loans and investments.  Any institution that fails to meet the qualified thrift lender test becomes subject to certain restrictions on its operations and must convert to a national bank charter, unless it re-qualifies as, and thereafter remains, a qualified thrift lender.  If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank.  As of December 31, 2007, the Bank met this requirement with a qualified thrift lender percentage of 86.89%.

Under OTS regulations, the Bank is subject to a lending limit for loans to one borrower or group of related borrowers.  This lending limit is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case the limit is increased to 25% of unimpaired capital and surplus).  At December 31, 2007, our lending limit under this restriction was $1,007,400 and our largest loan relationship at that date involves a residential developer with loans totaling $1,041,000.  The loans in this relationship were in compliance with our lending limit at the time they were made and are considered to be nonconforming under OTS regulations so long as the amount remains above our current lending limit.  All of our other outstanding loan relationships are in compliance with this lending limit.

The OTS oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 and the anti-money laundering provisions of the USA Patriot Act.  The Gramm-Leach-Bliley privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties.  They also require each financial institution offering financial products or services to retail customers to provide customers with its privacy policy and with the opportunity to "opt out" of the sharing of their personal information with unaffiliated third parties.  The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities.  Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering.  These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

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

FDIC Regulation and Insurance of Accounts.  The Bank's deposits are insured up to the applicable limits by the deposit insurance fund administered by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Under new FDIC regulations, our deposit insurance premiums will increase in 2008 to 10 basis points of insured deposits.  The FDIC also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance fund.  The FDIC also has the authority to initiate enforcement actions against the Bank and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

MainStreet Financial Corporation and MHC.  As the holding companies of the Bank, the Company and MHC are subject to regulation and examination by the OTS.  The terms of the Company's charter are prescribed by the OTS and require us to only pursue any or all of the lawful objectives and powers of the subsidiary of a mutual holding company.

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

Under regulations of the OTS, MHC, may convert to the stock form of ownership, though it has no current intention to do so.  In a stock conversion, the members of MHC would have a right to subscribe for shares of stock in a new company that would own MHC's shares in the Company.  In addition, each share of stock in the Company not owned by MHC would convert into shares in that new company in an amount that preserves the holders' percentage ownership.

Regulatory Capital Requirements

Capital Requirements for the Bank.  The Bank is required to maintain minimum levels of regulatory capital under regulations of the OTS.  The capital standards require core or Tier 1 capital equal to at least 3.0% of adjusted total assets for the strongest institutions with the highest examination rating and 4.0% of adjusted total assets for all other institutions, unless the OTS requires a higher level based on the particular circumstances or risk profile of the institution.  Core capital generally consists of tangible capital plus certain intangibles.  At December 31, 2007, MainStreet Savings Bank had core capital equal to $6.7 million, or 5.87% of adjusted total assets, which was $2.1 million above its required level of 4.0%.

The OTS also requires MainStreet Savings Bank to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core or Tier 1 capital and Tier 2 capital, which for MainStreet Savings Bank at December 31, 2007, consists of $508,000 of its allowance for possible loan and lease losses.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  The OTS is authorized to require MainStreet Savings Bank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.  At December 31, 2007, MainStreet Savings Bank had $70.7 million in risk-weighted assets and total capital of $7.2 million, or 10.20% of risk-weighted assets, which was $135,000 above the required level.

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

Institutions with at least a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio and an 8.0% total risk-based capital ratio are considered "adequately-capitalized." An institution is deemed "well-capitalized" institution if it has at least a 5.0% leverage capital ratio, a 6.0% Tier 1 risked-based capital ratio and a 10.0% total risk-based capital ratio.  At December 31, 2007, MainStreet Savings Bank was considered a "well-capitalized" institution.  On that date, its risked-based capital ratio was 0.19% over the 10.0% requirement for well-capitalized status.  If operating losses continued as anticipated, this capital ratio may fall below 10.0% in 2008, and the Bank will become adequately capitalized, which is an event of default under our bank loan and our forbearance letter for that loan.  If that occurs, we will ask the bank to provide a temporary forbearance for failing this covenant in 2008, so long as we remain adequately capitalized.  There can be no assurances that the bank will issue a forbearance letter or will agree not to pursue any of its remedies as a result of our defaults under our loan covenants.  See “General” for more information on our current forbearance letters from the bank with respect to our violation of other loan covenants.  In addition, the OTS may consider formal or informal enforcement action against the Bank for not maintaining well-capitalized status.  In addition, our ability to accept brokered and wholesale deposits will be restricted if we become adequately capitalized, unless we receive a waiver from the FDIC.

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

The SEC has adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to the Company as a public company under the Securities Exchange Act of 1934.  The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The SEC Sarbanes-Oxley regulations and policies include very specific additional disclosure requirements and new corporate governance rules.  The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2007, the Bank had net operating loss carryforwards of $1,440,000 for federal income tax purposes, which begin expiring in 2021.

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

Item 2. Description of Property

At December 31, 2007, we had three full-service offices.  The main office of the Company is the main office of the Bank.  The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2007.  The aggregate net book value of the Company's premises and equipment was $3.6 million at December 31, 2007.  See also Note 4 of the Notes to Consolidated Financial Statements.  The office buildings we own are held substantially free of encumbrances or mortgages.  In the opinion of management, the facilities are adequate and suitable for the needs of the Company

Location	Year opened	Owned or leased	Lease expiration date	Net book value at December 31, 2007
				(In thousands)

Main office: 629 W. State Street Hastings, Michigan 49058	1998	Owned	N/A	$2,427

Branch offices: 127 S. Michigan Avenue (Inside Felpausch Food Center) Hastings, Michigan 49058	1997	Leased	8/1/2017	---

802 Fourth Avenue Lake Odessa, Michigan 48849	1977	Owned	N/A	$20

Loan production office: Cornerstone Building Suite 2 407 West Michigan Avenue Kalamazoo, Michigan 49007	2006	Leased	5/8/2009(1)	---
____________________
(1) This lease may be terminated by the landlord or us with 90 days written notice.

Our data processing service provider is FPS Gold.  We maintain depositor and borrower customer files and our accounting records on an on-line basis, utilizing their online real time system.  The book value of all data processing and computer equipment utilized by the Bank at December 31, 2007 was $136,000.  Management has a disaster recovery plan in place with respect to the data processing system, as well as the Bank’s operations as a whole.

Item 3. Legal Proceedings

From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material legal fees or other liability as a result of such litigation.  In the opinion of management, the Bank is not a party to any pending claims or lawsuits that are expected to have a material effect on the Bank’s financial condition or operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The information under the heading “Shareholder Information” in the Company’s 2007 Annual Report to Shareholders, which is included in Exhibit 13, is incorporated herein by reference.

The Company made no stock repurchases during the quarter ended December 31, 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Annual Report to Shareholders, which is included in Exhibit 13, is incorporated herein by reference.

Item 7. Financial Statements

The following consolidated financial statements are in the Company’s 2007 Annual Report to Shareholders, which is included in Exhibit 13, and are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a.15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2007, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer, and several other members of our senior management within the 90-day period preceding the filing date of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a.15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007, that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.  The annual report of management on the effectiveness of internal control over financial reporting is set forth below under “Management’s Report on Internal Control Over Financial Reporting.”  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Management’s Report on Internal Control Over Financial Reporting

The management of MainStreet Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation of our independent public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Date: March 31, 2008	By:	/s/ David C. Hatfield David C. Hatfield President and Chief Executive Officer
	By:	/s/ James Toburen James Toburen Chief Financial Officer

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

Information concerning the Directors and Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in May 2008, a copy of which will be filed not later than 120 days after the close of our fiscal year.  The incorporation by reference of that proxy statement here, or anywhere else in this Form 10-KSB, excludes the information contained under the heading "Report of Audit Committee."

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

Item 10. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in May 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in May 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The Company has no equity compensation plans providing for options, warrants or rights.

Item 12. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in May 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits

Exhibit Number from Item 601 of Regulation S-B	Document	Reference to Prior Filing or Exhibit Number If Attached Hereto

3(i)	Charter of MainStreet Financial Corporation	*

3(ii)	Bylaws of MainStreet Financial Corporation	*

4	Stock Certificate of MainStreet Financial Corporation	*

10	Material contracts:

	10.1 Loan Agreement with Independent Bank	*

	10.4 Employee Stock Ownership Plan	*

	10.6 Deferred Compensation Plan for Directors and Officers	*

	10.7 Named Executive Officer Salary and Bonus Arrangements for 2008	10.7

	10.8 Current Director Fee Arrangements	10.8

	10.9 Forbearance Letter from Independent Bank for Holding Company Loan	10.9

	10.10 Forbearance Letter from Independent Bank for ESOP Loan	10.10

13	2007 Annual Report to Shareholders	13

14	Code of Business Conduct and Ethics	**

21	Subsidiaries of the Company	*

24	Power of Attorney	***

31	Rule 13a-14(a)/15d-14(a) Certifications	31

32	Section 1350 Certifications	32
              ________________________________
*	Filed as an exhibit to the Issuer's Registration Statement on Form SB-2 (File No. 333-137523), declared effective by the Securities and Exchange Commission on November 13, 2006.
**	Filed as an exhibit to the Issuer's Quarterly Report for the Quarter Ended September 30, 2006 on Form 10-QSB, filed with the Securities and Exchange Commission on December 21, 2006.
***	On signature page.

Item 14. Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in May 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINSTREET FINANCIAL CORPORATION
Date: March 31, 2008	By:	/s/ David L. Hatfield David L. Hatfield, President and Chief Executive Officer (Duly Authorized Representative)

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

/s/ David L. Hatfield David L. Hatfield President, Chief Executive Officer and Director (Principal Executive Officer)	/s/ Gordon F. Fuhr Gordon F. Fuhr Chairman of the Board and Director
Date: March 31, 2008	Date: March 31, 2008
/s/ Eric T. Dreisbach Eric T. Dreisbach Director	/s/ Mary Lou Hart Mary Lou Hart Director
Date: March 31, 2008	Date: March 31, 2008
/s/ David L. Jasperse David L. Jasperse Director	/s/ James R. Toburen James R. Toburen Senior Vice President, Treasurer, Director and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 31, 2008	Date: March 31, 2008
/s/ Carl A. Schoessel Carl A. Schoessel Director

Date: March 31, 2008

Index to Exhibits

10.7	Named Executive Officer Salary and Bonus Arrangements for 2008
10.8	Current Director Fee Arrangements
10.9	Forbearance Letter from Independent Bank for Holding Company Loan
10.10	Forbearance Letter from Independent Bank for ESOP Loan
13	2007 Annual Report to Shareholders
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial officer
32	Section 1350 Certifications