Form 10-Q
period 2008-03-31
MAINSTREET FINANCIAL CORP
filed 2008-05-15
CIK 1375017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:     005-82164

MAINSTREET FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

United States	20-1867479
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

629 W. State Street, Hastings, Michigan 49058-1643
(Address of principal executive offices)

(269) 945-9561
(Issuer’s telephone number)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act.  (Check one)

Large accelerated filer ____	Accelerated filer _____

Non-accelerated filer ____	Smaller reporting company X
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                           No [X]

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

At April 30, 2008, there were 756,068 shares of the issuers' common stock outstanding.

MAINSTREET FINANCIAL CORPORATION

Index

Page Number
PART IFINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	1
Consolidated Statements of Income For the Three-Month Periods ended March 31, 2008 and 2007	2
Consolidated Statements of Changes in Stockholders' Equity For the Three-Month Period ended March 31, 2008	3
Consolidated Statements of Cash Flows For the Three-Month Periods ended March 31, 2008 and 2007	4
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T. Controls and Procedures	17
PART IIOTHER INFORMATION
Item 1. Legal Proceedings	18
Item 1A Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	18
Item 6. Exhibits	19
SIGNATURES
EXHIBITS

PART I         FINANCIAL INFORMATION

Item 1           Financial Statements

MAINSTREET FINANCIAL CORPORATION

Consolidated Balance Sheets as of
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from financial institutions	$1,862,794	$1,995,698
Interest-bearing deposits	4,120,952	3,175,605
Cash and cash equivalents	5,983,746	5,171,303

Securities available for sale	1,886,936	1,924,413
Loans, net of allowance of $546,705 at March 31, 2008 and $508,364 at December 31, 2007	95,543,247	100,149,716
Federal Home Loan Bank (FHLB) stock	1,589,000	1,589,000
Accrued interest receivable	537,959	605,241
Premises and equipment, net	3,502,117	3,557,518
Intangible assets	816,487	856,035
Other real estate owned	1,618,521	910,846
Other assets	203,157	264,076
Total assets	$111,681,170	$115,028,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$5,217,581	$5,278,694
Interest-bearing	66,988,346	74,126,373
	72,205,927	79,405,067
FHLB advances	30,400,000	26,400,000
Note payable	700,000	700,000
ESOP note payable	255,852	255,852
Accrued interest payable	177,252	189,015
Advance payments by borrowers for taxes and insurance	307,712	100,412
Deferred compensation liability	510,309	506,737
Accrued expenses and other liabilities	277,245	316,796
Total liabilities	104,834,297	107,873,879

Shareholders’ equity
Common stock - $.01 par value, 9,000,000 shares authorized, 756,068 shares issued and outstanding	7,561	7,561
Additional paid in capital	2,818,360	2,821,602
Unearned ESOP shares	(239,327)	(247,856)
Retained earnings	4,272,753	4,603,116
Accumulated other comprehensive income (loss)	(12,474)	(30,154)
Total shareholders’ equity	6,846,873	7,154,269
Total liabilities and shareholders’ equity	$111,681,170	$115,028,148

    See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Operations for the
Three-Month Periods Ending
March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007

Interest income
Loans, including related fees	$1,600,687	$1,654,028
Taxable securities	45,123	30,188
Other	29,835	40,639
	1,675,645	1,724,855

Interest expense
Deposits	718,918	746,921
FHLB advances	319,421	293,865
Other	13,623	12,213
	1,051,962	1,052,999

Net interest income	623,683	671,856

Provision for loan losses	80,000	32,000

Net interest income after provision for loan losses	543,683	639,856

Non-interest income
Fees and service charges	90,561	85,753
Loss on securities	(23,651)	---
Gain (loss) on sale of loans	2,579	6,968
Gain (loss) on sale of repossessed assets	(12,554)	37,003
Other	5,368	8,378
	62,303	138,102
Non-interest expenses
Salaries and employee benefits	453,814	453,793
Premises and equipment, net	138,395	154,031
Administrative and general	116,219	130,599
Data processing through service bureau	66,800	62,471
Amortization of intangible assets	39,549	41,433
Regulatory assessments	41,455	15,516
Professional services	62,314	55,926
Advertising and public relations	17,803	16,585
	936,349	930,354

Income (loss) before taxes	(330,363)	(152,396)

Income tax expense (benefit)	---	(49,633)

Net income (loss)	$(330,363)	$(102,763)

Comprehensive income (loss)	$(312,683)	$(106,752)

Basic and diluted earnings (loss) per share	$(.45)	$(.14)

        See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity
For the Three-Month Period Ending March 31, 2008

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance – January 1, 2008	$7,561	$2,821,602	$4,603,116	$(247,856)	$(30,154)	$7,154,269

Net loss	---	---	(330,363)	---	---	(330,363)

Change in unrealized gain/loss on securities available for sale, net of reclassifications	---	---	---	---	17,680	17,680

Earned ESOP shares	---	(3,242)	---	8,529	---	5,287

Balance – March 31, 2008	$7,561	$2,818,360	$4,272,753	$(239,327)	$(12,474)	$6,846,873

    See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Cash Flows for the
Three-Month Periods Ending March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities
Net income (loss)	$(330,363)	$(102,763)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	55,401	69,665
Amortization, net of accretion
Securities	818	915
Loans	(6,732)	(1,503)
Intangible assets	39,549	41,433
Provision for loan losses	80,000	32,000
Loans originated for sale	(207,900)	(578,400)
Proceeds from sales of loans originated for sale	210,479	585,368
Other-than-temporary impairment of securities	23,651	---
Gain on sale of loans	(2,579)	(6,968)
ESOP expense	5,287	7,190
Change in assets and liabilities
Change in deferred fees and discounts	14,169	9,846
Accrued interest receivable	67,282	(23,363)
Other assets	60,918	(243,942)
Accrued interest payable	(11,763)	10,458
Other liabilities	(35,979)	117,997
Net cash from (used in) operating activities	(37,762)	(82,067)

Cash flows from investing activities
Activity in available-for-sale securities:
Principal repayments, maturities, sales and calls	30,689	37,221
Loan originations and payments, net	144,087	35,860
Loans sold from portfolio	3,874,569	---
Sales of other real estate owned	---	193,587
(Purchases) sales of premises and equipment, net	---	(8,494)
Net cash used in investing activities	4,049,345	258,174

(Continued)

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Cash Flows for the
Three-Month Periods Ending March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007

Cash flows from financing activities
Net change in deposits	(7,199,140)	6,789,801
Proceeds from FHLB advances	6,000,000	4,300,000
Repayment of FHLB advances	(2,000,000)	(4,300,000)
Public offering costs	---	(114,993)
Net cash from (used for) financing activities	(3,199,140)	6,674,808

Net change in cash and cash equivalents	812,443	6,850,915

Cash and cash equivalents at beginning of period	5,171,303	3,840,265

Cash and cash equivalents at end of period	$5,983,746	$10,691,180

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$1,063,725	$1,042,541
Taxes	---	---
Supplemental disclosures of non cash activities
Transfer of loans to other real estate	$707,675	---

    See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

1.           BASIS OF PRESENTATION:

The unaudited, consolidated financial statements include the consolidated results of operations of MainStreet Financial Corporation ("Company"), MainStreet Savings Bank ("Bank") and MainStreet Financial Services, Inc., a wholly owned subsidiary of the Bank.  These financial statements do not include the accounts of the Company’s parent company, Mainstreet Financial Corporation, MHC.  These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the period ended March 31, 2008, should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2007.

2.              EARNINGS PER SHARE:

Basic earnings/loss per share is net income/loss divided by the weighted average number of common shares outstanding during the periods which was 728,029 shares for the quarter ended March 31, 2008 and 728,358 shares for the quarter ended March 31, 2007.  ESOP shares are considered outstanding for this calculation, unless unearned.  There are currently no potentially dilutive common shares issuable under stock options or other programs.  Earnings/loss and dividends per share are restated for all stock splits and dividends through the date of the financial statements.

3.              RECENT ACCOUNTING DEVELOPMENTS:

   In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.  See Note 4.

4.              FAIR VALUE MEASUREMENTS:

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$1,886,936	$1,886,936	---	---

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$586,000	---	---	$586,000

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $586,000, with a valuation allowance of $50,000, resulting in an additional provision for loan losses of $50,000 for the period.

The fair value of impaired loans is estimated using one of several methods, including collateral value or market value of similar debt.  At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, we classify the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we classify the impaired loan as nonrecurring Level 3.

Item 2    Management’s Discussion and Analysis

Forward-Looking Statements

This report contains certain forward-looking statements that may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned” and “estimated” with respect to our financial condition. Results of operations and business are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Overview of Quarter and Recent Regulatory Matters

During the first quarter of 2008, the Company’s earnings continued to be negatively impacted by decreased interest income, which reduced interest margins, and the slower economy in southwest Michigan, which significantly reduced loan demand and increased loan delinquencies and associated losses.  We experienced a $330,000 loss in the first three months of 2008, which reduced our capital.  The continuing weak economy has caused a $40,000 increase in our non-performing assets during the quarter.

Primarily as a result of our continuing operating losses, our bank subsidiary received a letter from the OTS dated February 5, 2008, stating that the Bank is deemed to be in troubled condition, and, as a result, is subject to specified operating restrictions.  These operating restrictions provide that: (1) the Bank must limit its quarterly asset growth to net interest credited on deposit liabilities during the quarter (unless additional asset growth is permitted by the OTS); (2) the Bank must obtain prior OTS approval prior to appointing any new director or senior executive officer; (3) the Bank’s ability to enter into certain severance agreements or make certain severance payments is limited by 12 C.F.R. § 359; (4) the Bank must receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and officers; (5) the Bank must obtain OTS approval of all third-party contracts outside the normal course of business; and (6) the Bank must provide the OTS with 30-days notice of all proposed transactions with affiliates.

On April 4, 2008, the Bank entered into a supervisory agreement with the OTS to address the OTS’s concerns regarding the financial condition of the Bank.  Among other things, the supervisory agreement requires the Bank to: (1) prepare and submit a three-year business plan; (2) revise its liquidity management policy; (3) enhance compliance training; (4) prepare and submit quarterly reports on classified assets; and (5) continue to abide by the limits in the February 5, 2008 “troubled condition” letter.

General

The principal business of MainStreet Financial Corporation (“Company”) is operating our wholly owned subsidiary, MainStreet Savings Bank (“Bank”).  The Bank is a community oriented institution primarily engaged in attracting retail deposits from the general public and originating one- to four-family residential loans in its primary market area, including construction loans and home equity lines of credit.  The Bank also originates a limited amount of construction or development, consumer and commercial loans.  The Company is in a mutual holding company structure and 53% of its stock is owned by MainStreet Financial Corporation, MHC (“MHC”).

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans and investment and mortgage-backed securities, and the interest we pay on our interest-bearing liabilities, consisting of savings and checking accounts, money market accounts, time deposits and borrowings.  Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense.  As a result of the slower economy in southwest Michigan and higher interest rates generally, loan originations have decreased.  Non-interest income consists primarily of service charges on deposit accounts, transaction fees and commissions from investment services.  Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment and data processing, advertising and other costs.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The allowance for loan losses has increased to $547,000 at March 31, 2008 from $508,000 at December 31, 2007.  The increase during the quarter is the result of an $80,000 provision for loan losses and recoveries of $9,000, less charge-offs of $50,000.  The charge-offs for the quarter included a $36,000 loss attributable to the sale of property by the Bank’s borrower that was security for a land development loan. Management believes the allowance at March 31, 2008 is adequate given the collateralization of delinquent and non-performing loans.

Evolution of Business Strategy

Our current business strategy is described in our Form 10-KSB for the year ended December 31, 2007, and has been implemented since 2004.  A critical element of this strategy was the completion of our stock offering, which provided the Bank with approximately $1.4 million.  We have achieved some of the other goals of this strategy but the anticipated increase in earnings has been more than offset by higher short term interest rates increasing our cost of funds.  Notwithstanding recent declines in short term interest rates, competitive factors in our market have not allowed us to reduce the rate we pay for deposits as rapidly as the prime-based rates on certain of our assets has declined.  In addition, we continued initiatives to manage our net interest margin and attract core deposits.   Current efforts to continue to grow the loan portfolio are being frustrated by the interest rate environment, the weak economy in southwest Michigan and the growing competitiveness of the local market.  Our ability to grow is now limited by regulatory constraints imposed by the OTS.  We will comply with this growth restriction by increasing sales of newly originated loans and, as necessary, the sale of participation interests in existing loans in the portfolio.  During the first quarter of 2008, we were able to reduce our reliance on wholesale and brokered deposits because of access to lower cost Federal Home Loan Bank advances and the use of proceeds from loan sales.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses and deferred income taxes.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles.  It is our estimate of probable incurred credit losses that is in our loan portfolio.  Our methodologies for analyzing the allowance for loan losses and determining our net deferred tax assets are described in our Form 10-KSB for the year ended December 31, 2007.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

General.  Total assets decreased by $3.3 million, or 2.9%, to $111.7 million at March 31, 2008, from $115.0 million at December 31, 2007.  The primary reason for this decrease was a $3.8 million sale of residential real estate loans during the quarter in order to maintain targeted capital ratios and comply with the growth restrictions in our supervisory agreement with the OTS.  The loans sold were residential mortgages with balloon payments due in an average remaining term of less than five years and no unusual terms or features.

Cash and Securities. Cash and cash equivalents increased by $800,000 during the quarter, to $6.0 million at March 31, 2008, consistent with our current liquidity strategy to maintain higher levels of available funds to meet expenses and commitments.  Our securities portfolio decreased by $37,000 during the quarter, which was the result of a $24,000 impairment adjustment on a mutual fund investment and a $13,000 fair value adjustment on other securities.  That portfolio is designated as available for sale, and we have substantially all of our securities investments in shorter-term instruments.  Cash and securities were 7.0% and 6.2% of total assets at March 31, 2008, and December 31, 2007, respectively.  See “- Liquidity” and “- Off-Balance Sheet Commitments.”

Loans.  Our loan portfolio decreased $4.6 million or 4.59%, from $100.2 million at December 31, 2007 to $95.5 million at March 31, 2008.  In March 2008, we sold $3.8 million in residential loans in order to comply with the OTS growth limit and to maintain the Bank’s well capitalized status.  The slower economy in southwest Michigan continues to significantly reduce loan demand, particularly for residential, construction and development loans.  Additionally, new competitors in our primary market are pursuing new lending opportunities with aggressive pricing.  This decrease in loans consisted of a 4.38% decrease in one- to four-family residential mortgages (including the loans sold), a 3.53% increase in commercial real estate and business loans, a 4.81% decrease in consumer loans, a 3.30% decrease in home equity lines of credit and a 9.54% decrease in construction and development loans.

Other Real Estate Owned.  Our other real estate owned ("OREO") increased by $708,000, or 77.7%, from $911,000 at December 31, 2007 to $1.6 million at March 31, 2008.  This increase reflects our acquisition in foreclosure proceedings of five single family homes, valued at $1.8 million.  We are also in the process of foreclosing two residential real estate loans valued at $269,000, one vacant land loan valued at $88,000 and one commercial land development loan valued at $411,000.

Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2008, was $547,000 or 0.57% of gross loans, compared to $575,000, or 0.57% of gross loans, at March 31, 2007 and $508,000 or 0.51% of loans at December 31, 2007.  The increase in the allowance for loan losses from year-end was in response to the continuing stagnation in our local economy, which could result in increases in loan delinquencies and nonperforming assets.

The following table is an analysis of the activity in the allowance for loan losses for the periods shown.

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$508,000	$538,000
Provision charged to income	80,000	32,000
Recoveries	9,000	12,000
Charge-offs	(50,000)	(7,000)
Balance at end of period	$547,000	$575,000

Nonperforming loans decreased during the first quarter by $668,000, or 33.4%, from $2.0 million at December 31, 2007, to $1.4 million at March 31, 2008, primarily as a result of customers paying past due balances.  This paydown included the repayment of a $371,000 loan on residential plats, which were sold by the borrower.  Our overall nonperforming loans to total loans ratio decreased from 2.02% at December 31, 2007, to 1.45% at March 31, 2008, even with the $4.6 million fewer loans at the end of the quarter.  At March 31, 2008, we had 14 nonperforming loans as follows:

•
One large commercial relationship – A $411,000 land development loan for the development of residential lots, which is in the process of foreclosure.  We believe the value of the collateral for this land development loan currently exceeds the outstanding balance.

•	Four commercial loans – Three loans to a landscaping company totaling $61,000, which are secured by commercial vehicles and equipment and a $3,000 loan secured by a vehicle and boat.

•
Seven one- to four-family mortgage loans totaling $889,000 – Five of these loans totaling $576,000 are believed to be adequately collateralized, and the Bank expects no material loss related to these loans.  Two loans totaling $313,000 are in non-accrual status and are in the process of foreclosure.  The Bank has established specific reserves of $50,000 for the anticipated losses on these two loans.

•	Two consumer loans totaling less than $1,000. One is unsecured and the other is secured by a vehicle. The Bank expects no material loss related to these loans.

Our troubled debt restructurings increased from $901,000 at December 31, 2007, to $912,000 at March 31, 2008.  These restructurings involved 7 loans secured by owner-occupied residences, which were in foreclosure proceedings. We believe the value of the collateral securing five of these loans currently exceeds the outstanding balances.  The Bank anticipates losses on the remaining two loans.  It has written down one loan to the estimated current realizable value of the collateral securing that loan and set aside a specific reserve to cover the anticipated loss on the other loan.

Our loan delinquencies decreased during the quarter, to $1.8 million, or 1.9% of total loans, at March 31, 2008, compared to $4.5 million, or 4.5% of total loans, at December 31, 2007.  The decrease in loan delinquencies during the quarter was primarily the result of borrowers making payments and bringing loans current and can be attributed to the borrowers’ income tax refunds. A land development loan for $371,000.00 was paid off and three loans totaling $556,000 that were in foreclosure proceedings on December 31, 2007 are now classified as troubled debt restructurings.  Our market area continues to experience difficult economic conditions, but with the payout of the governmental economic stimulus payments, we are hopeful that these downward trends in delinquencies will continue in the next quarter.

On March 31, 2008, the Bank had other loans of concern classified as substandard on the Bank’s monthly delinquency report.  These loans consisted of one commercial line of credit for $196,000, secured by one-to four family real estate properties; one second mortgage for $30,000, secured by a single family home; and four consumer loans totaling $12,000.  All these loans are being actively monitored, and collection efforts are continuing.

Past due loans classified as special mention that are being monitored by the Bank’s loan review committee include: (1) five commercial loans to a landscaping company that are secured by vehicles and equipment and total $141,000; and (2) four loans to a real estate developer, which are secured by twelve non-owner occupied, one- to four-family unit apartments and attached condominiums and total $709,000.

The Bank also is monitoring three construction loans on single family homes, which are current and total $781,000.  Construction has been completed, but there are disputes between the borrowers and the contractors.  One borrower has a lawsuit pending by a sub-contractor, another borrower has disputed a draw made to the contractor and all three properties have liens placed on the properties by subcontractors.

With our market area continuing to experience difficult economic conditions, we anticipate that delinquencies and net charge-offs will continue to occur during the rest of 2008.

Deposits.  Total deposits decreased by $7.2 million, or 9.1%, to $72.2 million at March 31, 2008, from $79.4 million at December 31, 2007.  This decrease is primarily the result of our decision not to renew $7.7 million in wholesale deposits during the quarter.  We have not experienced a material decrease in retail deposits in our local market.

During the quarter, demand deposits increased $26,000 and savings and money market accounts increased $1.2 million.  The $1.2 million increase in transaction and savings accounts is primarily attributable to our customers holding cash in more liquid accounts as they determine what longer term rates might be.  The amount of time deposits or certificates at March 31, 2008 was $8.4 million less than at the end of 2007.  During the quarter, we decided not to renew $7.7 million in maturing wholesale certificates of deposit, and instead obtained $4.0 million in lower-rate Federal Home Loan Bank advances.

Borrowings.  Federal Home Loan Bank advances increased $4.0 million, or 15.2%, to $30.4 million at March 31, 2008, from $26.4 million at December 31, 2007.  We increased Federal Home Loan Bank borrowings to replace higher cost wholesale certificates of deposit, which we chose not to renew.  At March 31, 2008, we still had the ability to borrow an additional $5.1 million from the Federal Home Loan Bank.

At March 31, 2008, we had $700,000 outstanding on our loan from another bank, which is secured by 100% of the outstanding common stock of the Bank.  The interest rate on this loan at March 31, 2008 was 7.7%.  Our operating losses and level of non-accrual loans and other real estate owned have been a violation of financial covenants of the loan and an event of default.  On March 31, 2008, the lender provided a letter agreeing to forbear from enforcing those covenants, so long as we otherwise remain in compliance with the loan documents and forbearance letter for this loan and the lender’s other loan to our employee stock ownership plan.

Equity.  Total equity decreased $307,000, or 4.3%, to $6.8 million at March 31, 2008, from $7.1 million at December 31, 2007.  The decrease in equity was primarily due to a net loss of $330,000 for the three months.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General.  The net loss for the three months ended March 31, 2008 was $330,000, compared to a net loss of $103,000 for the three months ended March 31, 2007, primarily due to the general interest rate environment, economic difficulties in southwest Michigan and a higher provision for loan losses.  During the quarter, our net interest income decreased by $48,000 or 7.2%, which was primarily attributable to declining interest rates.  Our provision for loan losses increased during the quarter by $48,000, and other overhead expenses increased by $6,000 for the quarter. Regulatory assessments increased $26,000 for the quarter while professional services increased $6,000.  These increases were offset by a $16,000 decrease in premises and equipment expenses and a $14,000 decrease in administrative costs.  Our non-interest income decreased $76,000 during the first quarter of 2008, as compared to the first quarter of 2007, primarily attributable to $24,000 impairment of a mortgage backed mutual fund that was determined to be other than temporarily impaired and a $13,000 loss on the sale of a repossessed residence compared to a $37,000 gain on the sale of a residence during the quarter ended March 31, 2007.  We expect to experience net losses at least through the end of 2008.

Interest Income.  Interest income decreased by $49,000, or 2.9%, to $1.7 million for the three-month period ended March 31, 2008, from $1.7 million for the same period in 2007.  The decrease in interest income is primarily related to the decrease in the weighted average yield of the residential loan portfolio during the quarter.

The weighted average yield on loans decreased to 6.2% for the quarter ended March 31, 2008 from 6.5% for the quarter ended March 31, 2007.  The decrease was primarily the result of prime rate based adjustable rate loans, home equity loans and commercial loans re-pricing to lower rates as the prime rate decreased from 8.25%  to 5.25% as the result of Federal Reserve rate cuts.  Interest rates on other types of loans have remained relatively stable.  We anticipate this trend to continue for the shorter term.  No assurance can be given that the normalization of the yield curve will continue or that a flat yield curve will not return.

Total average interest-earning assets increased $1.0 million from $107.4 at March 31, 2007, to $108.4 million at March 31, 2008, due to increased loan demand, and the weighted average yield on interest-earning assets decreased 24 basis points from 6.44% at March 31, 2007, to 6.20% at March 31, 2008.

Interest Expense.  Interest expense decreased $1,000, or 0.1%, to $1.1 million for the quarter ended March 31, 2008 from $1.1 million for the quarter ended March 31, 2007.  The decrease reflects our reduced level of wholesale and brokered deposits and a decrease in the average rate paid on both deposits and Federal Home Loan Bank.  The decrease in short-term interest rates during the first quarter of 2008 has had a minor favorable impact on our interest expense.  If this trend continues we will see further reductions in our interest expense and an improved net interest margin.  No assurance can be given that this will occur.

We paid $13,000 and $4,000 in interest, respectively, on our bank line of credit and ESOP loan during the three months ended March 31, 2008, as compared to $12,000 and $6,000 in interest, respectively, on our bank line of credit and ESOP loan during the three months ended March 31, 2007.  The average cost of interest-bearing liabilities remained the same at 4.2% for the quarter ended March 31, 2007 and for the quarter ended March 31, 2008.

Interest paid on deposits decreased $28,000 or 3.7% to $719,000 for the three months ended March 31, 2008 from $747,000 for the three months ended March 31, 2007.  This reflects lower interest rates generally, as well as a relative decrease in the amount of lower cost demand accounts and savings accounts as compared to time deposits.

Interest expense on Federal Home Loan Bank advances increased $25,000, or 8.5%, to $319,000 for the three months ended March 31, 2008, from $294,000 for the three months ended March 31, 2007.  The increase resulted from an increase in the average balance of outstanding advances and decreased rates on the repricing of our advances. The average balance of outstanding Federal Home Loan Bank advances was $27.4 million for the three months ended March 31, 2008, compared to $22.3 million for the three months ended March 31, 2007.  The weighted average rate paid on Federal Home Loan Bank advances decreased from 5.3% in the first quarter of 2007 to 4.7% in the first quarter of 2008.

Net Interest Income.  Net interest income before the provision for loan losses decreased by $48,000, or 7.1% for the three-month period ended March 31, 2008, to $624,000 compared to $672,000 for the same period in 2007.  The decrease in net interest income during the quarter ended March 31, 2008, was due to interest income during the quarter decreasing more rapidly than interest expense.  Our net interest margin was 2.30% for the three months ended March 31, 2008, compared to 2.50% for the three months ended March 31, 2007.

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

Based on management’s evaluation of these factors, provisions of $80,000 and $32,000 were made during the quarters ended March 31, 2008 and 2007, respectively.  The increase in the provision for loan losses was due primarily to increased delinquencies and net charge-offs in the 2008 period as compared to the 2007 period.  During the quarter ended March 31, 2008, net charge-offs were $41,000 compared to a $5,000 net recovery for the same period in 2007.  The ratio of non-performing loans to total loans increased to 1.43% at March 31, 2008, compared to 1.24% at March 31, 2007 but decreased from 2.02% at December 31, 2007.  Non-performing loans at March 31, 2008, consisted of $889,000 in residential mortgage loans and $475,000 in commercial loans.  The decrease in the level of non-performing loans during the three months ended March 31, 2008, is a result of borrowers increased efforts to bring loans current and the repayment of a $371,000 nonperforming loan as a result of the sale of the collateral.

Non-Interest Income.  Non-interest income decreased $76,000 or 55.1% to $62,000 for the three months ended March 31, 2008, compared to $138,000 for the same period in 2007.  The decrease in non-interest income during the 2008 period was primarily due to $24,000 of a mortgaged back mutual fund that was determined to be other than temporarily impaired and a $13,000 loss on the sale of a repossessed residence compared to a $37,000 gain on the sale of a residence at March 31, 2007.

Non-Interest Expense.  Non-interest expense increased $6,000 or 0.6%, from $930,000 for the three-month period ended March 31, 2007 to $936,000 for the three months ended March 31, 2008.  Increases in expenses of regulatory assessments of $26,000 and professional services of $6,000 were offset by decreases of $16,000 of premises and equipment and $12,000 of state taxes.

Income Tax Benefit.  During 2007 management concluded, based on higher than expected operating losses and a difficult operating environment, that a valuation allowance should be established to reduce the net deferred tax asset at December 31, 2007 to zero.  This valuation allowance increased the net loss for the year ended December 31, 2007 and decreased shareholders’ equity but did not affect regulatory capital.  As a result of the establishment of the valuation allowance, no tax benefit has been recorded in the income statement at March 31, 2008.

Liquidity

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.  The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and to fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain liquidity to meet demands for funds (particularly withdrawals of deposits).  At March 31, 2008, the Company had $7.9 million in cash and investment securities generally available for its cash needs, of which only $277,000 was available to MainStreet Financial Corporation on an unconsolidated basis.

The Bank’s liquidity position at March 31, 2008 was $7.9 million compared to $7.1 million at December 31, 2007.  We can also generate funds from borrowings, primarily Federal Home Loan Bank advances and our bank line of credit.  At March 31, 2008, we had $6.1 million in outstanding loan commitments, including unused lines of credit.  Certificates of deposit scheduled to mature in one year or less at March 31, 2008, totaled $43.1 million.  It is management’s policy to maintain deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.  However, if the Bank becomes adequately capitalized, it may not accept or renew brokered and wholesale deposits without a waiver from the FDIC.  At March 31, 2008, we had $16.7 million in wholesale or brokered deposits, which is a $7.7 million, or 31.6%, decrease from the level at the end of 2007.  We plan to continue to decrease wholesale deposits and replace them with Federal Home Loan Bank advances.  At March 31, 2008, the Bank had the ability to borrow an additional $5.1 million from the Federal Home Loan Bank of Indianapolis as a funding source to meet commitments and for liquidity purposes.

Off-Balance Sheet Activities and Commitments

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months ended March 31, 2008, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  A summary of our off-balance sheet commitments to extend credit at March 31, 2008, is as follows:

Off-balance sheet commitments:
Commitments to make loans	$291,000
Undisbursed portion of loans closed	434,000
Unused lines of credit	5,360,000
Total loan commitments	$6,085,000

Capital

The Bank is subject to minimum capital requirements imposed by the OTS.  Based on its capital levels at March 31, 2008, MainStreet Savings Bank exceeded these requirements as of that date.  Our policy is for MainStreet Savings Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  As reflected below, MainStreet Savings Bank met the minimum capital ratios to be considered well-capitalized by the OTS based on its capital levels at March 31, 2008.  If our losses continue, there can be no assurances that we will continue to meet the well-capitalized standards.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Risk-Based Capital (to risk-weighted assets)	6,990	10.23%	5,466	8.0%	6,832	10.0%

Core Capital (to risk-weighted assets)	6,443	9.43%	2,733	4.0%	4,099	6.0%

Core Capital (to total adjusted assets)	6,443	5.82%	4,430	4.0%	5,538	5.0%

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

Item 3    Quantitative and Qualitative Disclosures About Market Risk

Not required; the Company is a smaller reporting company.

Item 4   Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of March 31, 2008, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended March 31, 2008, that has materially affected, or is likely to materially affect our internal control over financial reporting.

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

Item 1A  Legal Proceedings

Not required; the Company is a smaller reporting company.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Recent Sales of Unregistered Securities

Nothing to report.

(b)          Use of Proceeds

Nothing to report.

(c)          Stock Repurchases

Nothing to report.

Item 3     Defaults Upon Senior Securities

Nothing to report.

Item 4     Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5     Other Information

Nothing to report.

Item 6     Exhibits

Regulation SK Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(i)	Charter of Mainstreet Financial Corporation	*
3(ii)	Bylaws of Mainstreet Financial Corporation	*
4	Stock Certificate of Mainstreet Financial Corporation	*
10.1	Loan Agreement with Independent Bank	*
10.4	Employee Stock Ownership Plan	**
10.6	Deferred Compensation Plan for Directors and Officers	*
10.7	Named Executive Officer Salary and Bonus Arrangements for 2008	+
10.8	Current Director Fee Arrangements	+
10.9	Forbearance Letter from Independent Bank for Holding Company Loan	+
10.10	Forbearance Letter from Independent Bank for ESOP Loan	+
11	Statement re Computation of Earnings	None
14	Code of Conduct and Ethics	++
15	Letter on unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Reports furnished to security holders	None
20	Other documents to security holders or incorporated by reference	None
22	Published report on matters submitted for shareholder vote	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32
*	Filed as an exhibit to the Company's Form SB–2 registration statement filed on September 22, 2007 (File No.333–137523) pursuant to Section 5 of the Securities Act of 1933.
**
Filed as an exhibit to Pre-effective Amendment No. 1 to the Company's Form SB–2 registration statement filed on November 3, 2007 (File No.333–137523) pursuant to Section 5 of the Securities Act of 1933.

+	Filed as an exhibit to the Company’s Form 10-KSB filed on March 31, 2008 (File No. 000-52298).
++	Filed as an exhibit to the Company’s form 10-QSB filed on December 21, 2008 (File No. 061291561).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINSTREET FINANCIAL CORPORATION

May 15, 2008	By:	/s/ David L. Hatfield
David L. Hatfield
President and Chief Executive Officer

May 15, 2008	By:	/s/ James R. Toburen
James R. Toburen
Senior Vice President and Chief Financial officer