Form 10-Q
period 2008-06-30
MAINSTREET FINANCIAL CORP
filed 2008-08-14
CIK 1375017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes [X]                      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act.  (Check one)

Large accelerated filer                                                                                   Accelerated filer

Non-accelerated filer                                                                                  Smaller reporting company  X
           (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                           No [X]

Indicate the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

At July 31, 2008, there were 756,068 shares of the issuers' common stock outstanding.

MAINSTREET FINANCIAL CORPORATION

PART I                      FINANCIAL INFORMATION

Item 1     Financial Statements

MAINSTREET FINANCIAL CORPORATION

Consolidated Balance Sheets as of
June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from financial institutions	$2,155,904	$1,995,698
Interest-bearing deposits	1,446,392	3,175,605
Cash and cash equivalents	3,602,296	5,171,303
Securities available for sale	1,790,305	1,924,413
Loans, net of allowance of $606,061 at June 30, 2008 and $508,364 at December 31, 2007	94,424,148	100,149,716
Federal Home Loan Bank (FHLB) stock	1,589,000	1,589,000
Accrued interest receivable	568,259	605,241
Premises and equipment, net	3,457,488	3,557,518
Intangible assets	775,293	856,035
Other real estate owned	1,368,538	910,846
Other assets	191,991	264,076
	$107,767,318	$115,028,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$5,516,002	$5,278,694
Interest-bearing	62,270,353	74,126,373
	67,786,355	79,405,067
FHLB advances	30,950,000	26,400,000
Note payable	700,000	700,000
ESOP note payable	255,852	255,852
Accrued interest payable	128,135	189,015
Advance payments by borrowers for taxes and insurance	571,010	100,412
Deferred compensation liability	513,907	506,737
Accrued expenses and other liabilities	306,551	316,796
Total liabilities	101,211,810	107,873,879

Shareholders’ equity
Common stock - $.01 par value, 9,000,000 shares authorized, 756,068 shares issued and outstanding	7,561	7,561
Additional paid in capital	2,812,958	2,821,602
Unearned ESOP shares	(230,797)	(247,856)
Retained earnings	3,972,244	4,603,116
Accumulated other comprehensive income (loss)	(6,458)	(30,154)
Total shareholders’ equity	6,555,508	7,154,269
Total liabilities and shareholders’ equity	$107,767,318	$115,028,148

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Operations for the
Three-Month and Six-Month Periods Ended
June 30, 2008 and 2007
	Three Months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007

Interest income
Loans, including related fees	$1,512,245	$1,600,801	$3,112,932	$3,254,829
Taxable securities	42,405	48,984	87,528	98,142
Other	11,797	66,489	41,632	88,158
	1,566,447	1,716,274	3,242,092	3,441,129

Interest expense
Deposits	578,115	807,172	1,297,033	1,554,093
FHLB advances	328,154	287,074	647,575	580,939
Other	10,245	14,938	23,868	27,150
	916,514	1,109,184	1,968,476	2,162,182

Net interest income	649,933	607,090	1,273,616	1,278,947

Provision for loan losses	55,000	96,000	135,000	128,000

Net interest income after provision for loan losses	594,933	511,090	1,138,616	1,150,947

Non-interest income
Fees and service charges	84,915	94,081	175,476	179,834
Loss on securities	(78,755)		(102,406)
Gain on sale of loans	13,030	12,045	15,609	19,012
Gain/(loss) on sale of repossessed assets	(24,400)	244	(36,954)	37,246
Other	19,254	9,651	24,621	18,029
	14,044	116,021	76,346	254,121
Non-interest expenses
Salaries and employee benefits	442,036	430,540	895,850	884,333
Premises and equipment, net	120,190	150,550	258,584	304,581
Administrative and general	133,023	132,731	249,242	263,330
Data processing through service bureau	64,741	64,192	131,540	126,663
Amortization of intangible assets	41,193	40,962	80,742	82,395
Regulatory assessments	41,245	17,526	82,701	33,042
Professional services	52,987	77,441	115,301	133,367
Advertising and public relations	14,071	18,093	31,874	34,667
	909,486	932,035	1,845,834	1,862,378

Loss before taxes	(300,509)	(304,924)	(630,872)	(457,310)

Income tax benefit	---	(105,849)	---	(155,483)

Net loss	$(300,509)	$(199,075)	$(630,872)	$(301,827)

Comprehensive loss	$(294,493)	$(202,195)	$(607,176)	$(308,936)

Basic and diluted loss per share	$(.41)	$(.27)	$(.86)	$(.41)

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity
For the Six-Month Period Ended June 30, 2008

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance – January 1, 2008	$7,561	$2,821,602	$4,603,116	$(247,856)	$(30,154)	$7,154,269

Net loss	---	---	(630,872)	---	---	(630,872)

Change in unrealized gain/loss on securities available for sale, net of reclassifications	---	---	---	---	23,696	23,696

Earned ESOP shares	---	(8,644)	---	17,059	---	8,415

Balance – June 30, 2008	$7,561	$2,812,958	$3,972,244	$(230,797)	$(6,458)	$6,555,508

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Cash Flows for the
Six-Month Periods Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities
Net loss	$(630,872)	$(301,827)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	100,030	136,932
Amortization, net of accretion
Securities	1,561	1,757
Loans	(511)	(1,581)
Intangible assets	80,742	82,395
Provision for loan losses	135,000	128,000
Loans originated for sale	(447,300)	(1,520,800)
Proceeds from sales of loans originated for sale	462,909	1,539,813
Other–than–temporary impairment of securities	102,406
Gain on sale of loans	(15,609)	(19,012)
ESOP expense	8,415	15,905
(Gain) loss on sale of repossessed real estate	36,954	(37,246)
Change in assets and liabilities
Change in deferred fees and discounts	9,616	24,104
Accrued interest receivable	36,982	106,609
Other assets	193,276	(203,910)
Accrued interest payable	(60,880)	56,986
Other liabilities	(3,075)	102,350
Net cash from (used in) operating activities	9,644	110,475

Cash flows from investing activities
Activity in available-for-sale securities:
Principal repayments, maturities, sales and calls	53,837	51,782
Loan originations and payments, net	1,399,966	1,046,593
Loans sold from portfolio	3,874,570
Sales of other real estate owned	161,688	401,812
(Purchases) sales of premises and equipment, net	---	(8,494)
Net cash used in investing activities	5,490,061	1,491,693

(Continued)

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Cash Flows for the
Six-Month Periods Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007

Cash flows from financing activities
Net change in deposits	$(11,618,712)	$3,241,282
Proceeds from FHLB advances	10,280,000	14,300,000
Repayment of FHLB advances	(5,730,000)	(14,300,000)
Public offering costs	---	(114,993)
Net cash from (used for) financing activities	(7,068,712)	3,126,289

Net change in cash and cash equivalents	(1,569,007)	4,728,446

Cash and cash equivalents at beginning of period	5,171,303	3,840,265

Cash and cash equivalents at end of period	$3,602,296	$8,568,711

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$2,029,355	$2,105,196
Taxes	---	---
Supplemental disclosures of non cash activities
Transfer of loans to other real estate	$777,524	$116,376

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

1.           BASIS OF PRESENTATION:

The unaudited, consolidated financial statements include the consolidated results of operations of MainStreet Financial Corporation ("Company"), MainStreet Savings Bank ("Bank") and MainStreet Financial Services, Inc., a wholly owned subsidiary of the Bank.  These financial statements do not include the accounts of the Company’s parent company, Mainstreet Financial Corporation, MHC.  These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the period ended June 30, 2008, should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2007.

2.           EARNINGS PER SHARE:

Basic earnings (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding during the periods which were 732,277 and 728,691 shares for the six months ended June 30, 2008 and 2007 respectively. For the three months ended June 30, 2008 and 2007 the weighted shares outstanding were 732,704 and 729,140 respectively. ESOP shares are considered outstanding for this calculation, unless unearned.  There are currently no potentially dilutive common shares issuable under stock options or other programs.  Earnings(loss) and dividends per share are restated for all stock splits and dividends through the date of the financial statements.

3          RECENT ACCOUNTING DEVELOPMENTS:

              In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Bank adopted the standard and disclosures have been added to Note 4.

           In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008,  and therefore this standard did not have a material effect on the Bank as of June 30, 2008.

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the value that market participants would use in pricing and asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$1,790,305	---	$1,790,305	---

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$759,000			$759,000

The following represent impairment charges recognized during the period ended June 30, 2008.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $759,000, with a valuation allowance of $95,000, resulting in an additional provision for loan losses of $95,000 for the six month period ended June 30, 2008.

           The fair value of impaired loans is estimated using one of several methods, including collateral value or market value of similar debt.  At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, we classify the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we classify the impaired loan as nonrecurring Level 3.

Item 2        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain ‘forward-looking statements’ that may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” with respect to our financial condition. Results of operations and business are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

General and Recent Regulatory Matters

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

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investments and mortgage-backed securities, and the interest we pay on our interest-bearing liabilities, consisting of savings and checking accounts, money market accounts, time deposits and borrowings.  Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense.  As a result of the slower economy in southwest Michigan and higher interest rates generally, loan originations have decreased.  Non-interest income consists primarily of service charges on deposit accounts, transaction fees and commissions from investment services.  Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment and data processing, advertising and other costs.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

During the first six months of 2008, the Company’s earnings continued to be negatively impacted by decreased interest income, due to a lower volume of loan originations and the slower economy in southwest Michigan.  This activity  significantly reduced loan demand and increased loan delinquencies and associated losses, particularly due to decreased property values.  We have experienced a $631,000 loss in the first six months of 2008, which reduced our capital.  This continuing weak economy has caused a $149,000 increase in our non-performing assets during the quarter ended June 30, 2008.  During the first six months of 2008, $777,000 in delinquent real estate loans were converted to other real estate owned, as compared to only $116,000 during the first six months of 2007.  As a result, we experienced a $37,000 loss on the sale of repossessed properties during the first half of 2008, compared to a $37,000 gain during the first half of 2007.

The allowance for loan losses has increased to $606,000 at June 30, 2008 from $508,000 at December 31, 2007.  The increase during the six months is the result of a $135,000 provision for loan losses and recoveries of $13,000, less charge-offs of $50,000.  These charge-offs include a $36,000 loss attributable to the sale of property by a borrower, which was security for a delinquent land development loan.  Management believes the allowance at June 30, 2008 is adequate given the collateralization of delinquent and non-performing loans.

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

On August 8, 2008 the Bank lost well capitalized status under prompt corrective action regulations of the OTS and became adequately capitalized effective June 30, 2008.  See “Capital.”

Evolution of Business Strategy

The Bank’s business strategy has been modified to reflect the continued weakness in the West Michigan economy, including the real estate market, the growth limitations imposed by the Bank’s capital position and the regulatory constraints imposed by OTS.  We continue initiatives to improve net interest margin and attract core deposits and have undertaken a series of new initiatives to reduce operating expenses.  New loan production, to the extent that it increases to the point where it exceeds the normal monthly decrease in the portfolio due to amortization and prepayments, will be offset by the sale of newly originated loans and/or the sale of participation interests in existing loans in the portfolio.  Cash from loan sales will be used to increase liquidity and/or reduce the reliance on brokered deposits.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses and deferred income taxes.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles.  It is our estimate of probable incurred credit losses that are in our loan portfolio.  Our methodologies for analyzing the allowance for loan losses and determining our net deferred tax assets is described in our Form 10-KSB for the year ended December 31, 2007.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

General.  Total assets decreased by $7.2 million, or 6.3%, to $107.8 million at June 30, 2008, from $115.0 million at December 31, 2007.  A significant reason for this decrease was a sale of $3.8 million in residential real estate loans during the first quarter of 2008, in order to maintain the Bank’s well-capitalized status and to comply with the growth limits in the supervisory directive and supervisory agreement.  These sold loans had balloon notes with an average remaining term of less than five years and contained terms typical of current offerings and portfolio averages.  Our cash and securities decreased $1.6 million during the first half of 2008.  Our loan portfolio decreased an additional $1.9 million after the loan sale due to delinquent loans converting to other real estate owned, decreased demand for loans and the retention of the proceeds of loan repayments for liquidity purposes.

 Cash and Securities. Cash and cash equivalents decreased by $1.6 million during the period, to $3.6 million at June 30, 2008. Though our current liquidity strategy is to maintain higher levels of available funds to meet expenses and commitments, we experienced this decrease because of the use of cash in part to fund maturing wholesale deposits.  Our securities portfolio decreased by $134,000 during the six months, which was a result of a $102,000 other-than-temporary impairment adjustment on a mutual fund investment and a $6,000 fair value adjustment on other securities.  That portfolio is designated as available for sale and we have substantially all of our securities investments in shorter-term instruments.  Cash and securities were 5.0% and 6.2% of total assets at June 30, 2008, and December 31, 2007, respectively.  See also “Liquidity” and  “Off-Balance Sheet Commitments.”

Loans.  Our loan portfolio decreased $5.8 million or 5.8%, from $100.2 million at December 31, 2007 to $94.4 million at June 30, 2008.  In March 2008, we sold $3.8 million in residential loans in order to comply with the OTS growth limit and to maintain the Bank’s well-capitalized status.    The slower economy in southwest Michigan has significantly reduced loan demand, particularly for residential construction and development loans.  That slower economy also has resulted in increased foreclosures.  During the first six months of 2008, $777,000 in delinquent real estate loans were converted to other real estate owned, as compared to only $116,000 during the first six months of 2007.  Additionally, new competitors in our primary market are pursuing new lending opportunities with aggressive pricing.   The decrease in our loan portfolio consisted of a 3.9% decrease in one- to four-family residential mortgages (including the $3.8 million in loans sold), a 14.3% decrease in commercial real estate and business loans, a 3.7% decrease in consumer loans, a 1.2% decrease in home equity lines of credit and a 30.0% decrease in construction and development loans.

Other Real Estate Owned.  Other real estate owned (“OREO”) increased by $489,000 or 53.7% from $911,000 at December 31, 2007 to $1.4 million at June 30, 2008. During the first six months of 2008, $777,000 in delinquent real estate loans were converted to other real estate owned, as compared to only $116,000 during the first six months of 2007.  This increase in 2008 reflects foreclosure proceedings on five single family homes valued at $777,000.  We are in the process of foreclosing on eight additional single family loans with collateral valued at $1,000,000, one vacant land loan valued at $90,000 and one commercial land development loan valued at $411,000.

Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2008, was $606,000 or 0.64% of gross loans, compared to $508,000 or 0.51% of loans at December 31, 2007.  The increase in the allowance for loan losses from year end was in response to the continuing stagnation in our local economy, including increases in non-performing assets.

The following table is an analysis of the activity in the allowance for loan losses for the periods shown.

	Six Months Ended June 30
	2008	2007
Balance at beginning of period	$508,000	$538,000
Provision charged to income	135,000	128,000
Recoveries	13,000	40,000
Charge-offs	(50,000)	(161,000)
Balance at end of period	$606,000	$545,000

Nonperforming loans decreased $200,000, or 10.0%, during the first six months of 2008, from $2.0 million at December 31, 2007, to $1.8 million at June 30, 2008, primarily as a result of customers paying past due balances and loans foreclosed on and reclassified as other real estate owned. Our overall nonperforming loans to total loans ratio decreased from 2.02% at December 31, 2007, to 1.89% at June 30, 2008.  At June 30, 2008, we had 17 nonperforming loans as follows:

•
One large commercial relationship – A $411,000 land development loan for the development of residential lots, which is in the process of foreclosure.  We believe the value of the collateral for this land development loan currently exceeds the outstanding balance.

•	Three commercial loans – Three loans to a landscaping company totaling $35,000 secured by commercial vehicles and equipment.

•
Nine one- to four-family mortgage loans totaling $1,182,500 – Six loans totaling $738,000 are believed to be adequately collateralized with respect to the outstanding balances and the bank expects no material loss related to these loans.  Three loans totaling $445,000 are in non-accrual status.  One of these three loans is $226,000 and is in the process of foreclosure. The other two loans totaling $219,000 are participation loans being handled by the bank’s attorney.

•	A vacant land loan of $90,000 is in the process of foreclosure.

•	Three consumer loans – A $7,000 auto loan and two unsecured loans totaling $37,000. Collection efforts continue on these loans.

Our troubled debt restructurings decreased from $901,000 at December 31, 2007, to $831,000 at June 30, 2008.  These restructurings involve seven loans secured by owner-occupied residences, which were in foreclosure proceedings. We believe the value of the collateral securing six of these loans currently exceeds the outstanding balances.  The bank anticipates a loss on the remaining loan and is carrying the loan at the estimated current realizable value of the collateral securing the loan.

Our loan delinquencies decreased during the six months to $3.2 million, or 3.4% of total loans, at June 30, 2008, compared to $4.5 million, or 4.5% of total loans, at December 31, 2007.  The decrease in loan delinquencies during the six months was primarily the result of borrowers making payments and bringing loans current and can be attributed to income tax refunds and the government stimulus payouts.

Included in this trend was a  $371,000 land development loan that  was paid off and five one-to four-family residential real estate loans totaling $627,000, that were delinquent on December 31, 2007 that were moved to foreclosure proceedings.

On June 30, 2008, the Bank was monitoring other loans of concern classified as substandard or doubtful on the Bank’s monthly delinquency report.  These consist of three one- to four-family mortgage loans totaling $443,000, which are in the process of foreclosure; one participation loan of $217,000 secured by a single family home, which is being monitored under a forbearance agreement between the Bank and the borrower; two second mortgage loans totaling $44,000 secured by single family homes; and four consumer loans totaling $32,000.  All of these loans are being actively monitored and collection efforts are continuing.

Past due loans classified as special mention that are being monitored by the Bank’s loan review committee include five commercial loans to a landscaping company that are secured by vehicles and equipment totaling $106,000, two participation loans secured by commercial real estate which total $606,000 and a $244,000 loan on a single family home.

The Bank also is monitoring two construction loans on single family homes that total $591,000.  Construction has been completed, but there are disputes between the borrowers and the contractors.  The Bank is part of a lawsuit against one of these borrowers started by a subcontractor, and the other borrower has disputed a draw made by the Bank to a contractor.  Both properties have liens placed on the properties by subcontractors.

With our market area continuing to experience sluggish economic conditions, we anticipate high levels of delinquencies and net charge-offs will continue during the remainder of 2008.

Deposits.  Total deposits decreased by $11.6 million, or 14.6%, to $67.8 million at June 30, 2008, from $79.4 million at December 31, 2007.  This decrease is primarily the result of our decision not to renew $12.3 million in wholesale deposits during the six months.  We have not experienced a material decrease in retail deposits in our local market.

During the quarter, demand deposits increased $641,000 and savings and money market accounts increased $1.5 million.  The $1.5 million increase in transaction and savings accounts is primarily attributable to our customers holding cash in more liquid accounts as they determine what longer term rates might be.  The amount of time deposits or certificates at June 30, 2008 was $14.0 million less than at the end of 2007 primarily due to the decision not to renew $12.3 million in maturing wholesale certificates of deposit.  To offset the decrease in wholesale deposits we used the proceeds from the sale of $3.8 million of residential loans, new Federal Home Loan Bank advances of $4.6 million, decreased liquidity of $1.7 million and $2.2 million of cash flow from operations.

Borrowings.  Federal Home Loan Bank advances increased $4.6 million, or 17.4%, to $31.0 million at June 30, 2008, from $26.4 million at December 31, 2007.  We increased Federal Home Loan Bank borrowings to replace higher cost wholesale certificates of deposit, which we chose not to renew.  At June 30, 2008, we still had the ability to borrow an additional $6.3 million from the Federal Home Loan Bank.

At June 30, 2008, we had $700,000 outstanding on our loan from another bank, which is secured by 100% of the outstanding common stock of the Bank.  The interest rate on this loan at June 30, 2008 was 5.7%.  Our operating losses and level of non-accrual loans and other real estate owned have been a violation of financial covenants of the loan and an event of default.  On March 31, 2008, the lender provided a letter agreeing to forbear from enforcing those covenants for the balance of 2008 so long as we otherwise remain in compliance with the loan documents and forbearance letter for this loan and the lender’s other loan to our employee stock ownership plan.

Equity.  Total equity decreased $598,000, or 8.4%, to $6.6 million at June 30, 2008, from $7.1 million at December 31, 2007.  The decrease in equity was primarily due to a net loss of $631,000 for the six months.  On August 8, 2008 the Bank lost well-capitalized status under prompt corrective regulations of the OTS and became adequately capitalized.  The change was effective June 30, 2008.  See “Capital.”

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2008 and 2007

           General.  The net loss for the three months ended June 30, 2008 was $301,000, as compared to a net loss of $199,000 for the three months ended June 30, 2007.  The net loss for the six months ended June 30, 2008 was $631,000 as compared to a net loss of $302,000 for the same period in 2007.  The net loss for the six months reflects a $5,000 decrease in net interest income primarily attributable to declining interest rates. Our provision for loan losses increased $7,000 for the six months.  Regulatory assessments increased $50,000 and salaries and employee benefits increased $12,000 during the first half of 2008.  These increases were offset by a $46,000 decrease in premises and equipment, $18,000 in professional services and $14,000 in administrative and general expenses.  Non-interest income decreased during the six months by $99,000.  The decrease is primarily attributable to a $102,000 impairment of a mortgage backed mutual fund that was determined to be other than temporarily impaired and a $37,000 loss on the sale of repossessed property.

           Interest Income.  Interest income decreased by $150,000, or 8.8%, to $1.6 million for the three-month period ended June 30, 2008, from $1.7 million for the same period in 2007.  Interest income decreased by $200,000, or 5.9% to $3.2 million for the six months ended June 30, 2008 from $3.4 million for the six months ended June 30, 2007.  The decrease in interest income is primarily related to the decrease in the weighted average yield of the residential loan portfolio during the six months as well as the decrease in the loan portfolio.

The weighted average yield on loans decreased to 5.92% for the quarter ended June 30, 2008, from 6.18% for the quarter ended June 30, 2007.  The weighted average yield on loans decreased from 6.35% for the six months ended June 30, 2007 to 6.08% for the six months ended June 30, 2008.  The decrease was primarily the result of prime rate based adjustable rate loans, home equity loans and commercial loans re-pricing to lower rates as the prime rate decreased from 8.25% to 5.0% as the result of Federal Reserve rate cuts.  Interest rates on other types of loans have remained relatively stable.  We anticipate this trend to continue for the shorter term.  No assurance can be given that the normalization of the yield curve will continue or that a flat yield curve will not return.

           Interest Expense.  Interest expense decreased $193,000, or 17.5%, to $916,000 for the quarter ended June 30, 2008 from $1.1 million for the quarter ended June 30, 2007.  Interest expense decreased $194,000, or 8.8%, to $2.0 million for the six months ended June 30, 2008, from $2.2 million for the six months ended June 30, 2007.  The decrease was a result of a decrease in the average balance of deposits and a decrease in the average rate paid on both deposits and Federal Home Loan Bank advances due to the lower interest rate environment and our decreased reliance on wholesale and brokered deposits.  We paid $10,000 and $15,000 in interest, respectively, on our bank line of credit during the quarter ended June 30, 2008 and June 30, 2007.  We paid $24,000 in interest on our bank line of credit during the six months ended June 30, 2008 and $27,000 for same period in 2007.  The average cost of interest-bearing liabilities decreased from 4.36% for the quarter ended June 30, 2007 to 3.76% for the quarter ended June 30, 2008.  The average cost of interest-bearing liabilities decreased from 4.28% for the six months ended June 30, 2007 to 3.98% for the six months ended June 30, 2008.

Interest paid on deposits decreased $229,000, or 28.4%, to $578,000 for the three months ended June 30, 2008 from $807,000 for the three months ended June 30, 2007.  In addition, interest paid on deposits decreased $257,000, or 16.1%, to $1.3 million for the six months ended June 30, 2008 from $1.1 million for the six months ended June 30, 2007.  This reflects lower interest rates generally as well as a relative increase in lower cost demand accounts and a decrease in higher cost wholesale and brokered deposits.

Interest expense on Federal Home Loan Bank advances increased $41,000, or 14.3%, to $328,000 for the three months ended June 30, 2008, from $287,000 for the three months ended June 30, 2007.  In addition, interest expense on Federal Home Loan Bank advances increased $67,000, or 11.5%, from $581,000 for the six months ended June 30, 2007 to $648,000 for the six months ended June 30, 2008.  This increase resulted from decreasing rates on the repricing of our advances and an increase in the average balance of outstanding Federal Home Loan Bank advances of $28.1 million for the six months ended June 30, 2008, from $22.1 million for the six months ended June 30, 2007.

    Net Interest Income.  Net interest income before the provision for loan losses increased by $43,000, or 7.1%, to $650,000 for the three-month period ended June 30, 2008, compared to $607,000 for the same period in 2007.  Net interest income decreased by $5,000, or 0.4%, to $1.3 million for the six months ended June 30, 2008, compared to $1.3 million for the six months ended June 30, 2007.  Our net interest margin was 2.41% for the three months ended June 30, 2008, compared to 2.18% for the three months ended June 30, 2007, and was 2.36% for the six months ended June 30, 2008, compared to 2.34% for the six months ended June 30, 2007.

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

Based on management’s evaluation of these factors, provisions of $55,000 and $96,000 were made during the quarters ended June 30, 2008 and 2007, respectively and provisions of $135,000 and $128,000 were made during the six months ended June 30, 2008 and 2007 respectively.  The increase in the provision for loan losses was primarily in response to increased delinquencies in the first six months of 2008 as compared to the same period in 2007.  During the six months ended June 30, 2008, net charge-offs were $37,000, compared to $121,000 for the same period in 2007. The ratio of non-performing loans to total loans decreased to 1.89% at June 30, 2008, compared to 2.17% at June 30, 2007, and 2.02% at December 31, 2007.   Non-performing loans at June 30, 2008, consisted of $1.3 million in residential mortgage loans and $446,000 in commercial loans and $44,000 in consumer loans. The decrease in the level of non-performing loans during the six months ended June 30, 2008 is a result of borrowers increased efforts to bring loans current and the repayment of a $371,000 non-performing loan as a result of a sale of the collateral.

Non-interest Income.  Non-interest income decreased $102,000 or 87.9% to $14,000 for the three months ended June 30, 2008, compared to $116,000 for the same period in 2007, and decreased $178,000, or 70.0%, to $76,000 for the six months ended June 30, 2008, compared to $254,000 for the same period in 2007.  The decrease in non-interest income during the 2008 period was primarily due to a $102,000 impairment of a mortgage-backed mutual fund and a $37,000 loss on a repossessed property compared to a $37,000 gain on the sale of a property in the same period of 2007.

Non-interest Expense.  Non-interest expense decreased $23,000, or 2.5%, from $932,000 for the three-month period ended June 30, 2007 to $909,000 for the three months ended June 30, 2008.  In addition, non-interest expense decreased $16,000, or 0.8%, from $1.9 million for the six months ended June 30, 2007.  Increases in expenses of $50,000 for regulatory assessments, $12,000 for salaries and employee benefits and $5,000 for data processing services were offset by decreases of $46,000 for premises and equipment, $18,000 for professional services, $14,000 in administrative and general costs, $3,000 in advertising costs and $1,000 for the amortization of intangibles.  The increase in regulatory assessments is primarily due to an increase in the general assessment rate from 2007.

Income Tax Benefit.  During 2007 management concluded, based on higher than expected operating losses and a difficult operating environment, that a valuation allowance should be established to reduce the net deferred tax asset at December 31, 2007 to zero.  This valuation allowance increased the net loss for the year ended December 31, 2007 and decreased shareholders’ equity but did not affect regulatory capital.  As a result of the establishment of the valuation allowance, no tax benefit has been recorded in the income statement at June 30, 2008.

Liquidity

Liquidity management is both a daily and long-term function of the management of the Company and the Bank.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.  The Bank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and to fund loan commitments.  The Bank has adopted the new liquidity management policy required in its supervisory agreement with the OTS.

We maintain cash and investments that qualify as liquid assets to maintain liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At June 30, 2008, the Company had $5.4 million in cash and investment securities available for sale generally available for its cash needs, of which $5.3 million was available to the Bank on an unconsolidated basis.

The Bank’s liquidity position at June 30, 2008 was $5.4 million compared to $7.1 million at December 31, 2007.  This reduction reflects the decrease in wholesale deposits using the proceeds from the sale of $3.8 million of residential loans, new Federal Home Loan Bank advances of $4.6 million, decreased liquidity of $1.7 million and $2.2 million of cash flow from operations.  We can also generate funds from additional borrowings, primarily Federal Home Loan Bank advances and our bank line of credit.  At June 30, 2008, we had $7.0 million in outstanding loan commitments, including unused lines of credit.  Certificates of deposit scheduled to mature in one year or less at June 30, 2008, totaled $38.0 million.  It is management’s policy to maintain deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.  However, because the Bank has become adequately capitalized, it may not accept or renew brokered deposits without regulatory approval. See “Capital.” At June 30, 2008, we had $12.4 million in wholesale or brokered deposits, which is a $12.3 million, or 40.9%, decrease from the level at the end of 2007.  We plan to continue to decrease wholesale deposits and replace them with lower cost Federal Home Loan Bank advances.  At June 30, 2008, the Bank had the ability to borrow an additional $6.3 million in Federal Home Loan Bank advances.

Off-Balance Sheet Activities and Commitments

           In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the six months ended June 30, 2008, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  Our liquidity management includes monitoring our ability to meet outstanding commitments to extend credit.

A summary of our off-balance sheet commitments to extend credit at June 30, 2008, is as follows:

Off-balance sheet commitments:
Commitments to make loans	$655,000
Undisbursed portion of loans closed	362,000
Unused lines of credit	5,973,000
Total loan commitments	$6,990,000

Capital

The Bank is subject to minimum capital requirements imposed by the OTS.  Based on its capital levels at June 30, 2008, the Bank exceeded these requirements as of that date. Our policy is for MainStreet Savings Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  On August 8, 2008, as a result of the $78,000 write down of its mortgage backed securities mutual fund investment due to the declining price of the fund during the quarter, the Bank’s risked based capital fell to 9.8% and it lost well-capitalized status. The change to adequately capitalized was effective June 30, 2008.   As reflected below, MainStreet Savings Bank met the minimum capital ratios to be considered adequately-capitalized by the OTS based on its capital levels at June 30, 2008.  If our losses continue, there can be no assurance that we will continue to meet the adequately-capitalized standards.

	Actual		Minimum Required to Be Adequately Capitalized Under Prompt Corrective Action Provisions		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Risk-Based Capital (to risk-weighted assets)	$6,805	9.83%	$5,537	8.0%	$6,922	10.0%

Core Capital (to risk-weighted assets)	$6,199	8.96%	$2,769	4.0%	$4,153	6.0%

Core Capital (to total adjusted assets)	$6,199	5.80%	$4,275	4.0%	$5,344	5.0%

The Bank is currently under a supervisory directive and supervisory agreement from the OTS.  Because the Bank’s capital level has fallen below well-capitalized status, the OTS may initiate additional enforcement action against the Bank.  Failure to maintain well-capitalized status is also a default under our bank loan and the 2008 forbearance letters for previous events of default under that loan.  We will ask the lending bank for additional forbearance if the Bank does not return to well-capitalized status by September 30, 2008. However, that forbearance may not be granted.  Because the Bank has fallen below well-capitalized status, it may not accept or renew brokered deposits without regulatory approval.

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

Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation.  Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since these prices are affected by inflation.  In a period of rapidly rising interest rates the liquidity and maturity structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation, as distinct from levels of interest rates on earnings, is in the area of non-interest expense.  Employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation.  An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made.  We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Item 3    Quantitative and Qualitative Disclosures about Market Risk

    Not required, the Company is a smaller reporting company.

Item 4T    Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of June 30, 2008, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the six months ended June 30, 2008, that has materially affected or is likely to materially affect our internal control over financial reporting.

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

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons by collusion of two or more people or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II       OTHER INFORMATION

Item 1      Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A   Risk Factors

           Not required; the Company is a smaller reporting company.

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3      Defaults Upon Senior Securities

Nothing to report.

Item 4      Submission of Matters to a Vote of Security Holders

The Company conducted an Annual Meeting of Shareholders on May 20, 2008.  At that meeting, Gordon F. Fuhr and David L. Jasperse were elected to serve as directors for terms that expire in 2011.  Eric T. Dreisbach, Mary Lou Hart, David L. Hatfield, Carl A. Schoessel and James R. Toburen continued to serve as directors after the meeting.  Votes were cast in the election of directors as follows:

	For	Vote Withheld	Broker Non-Votes
Gordon F. Fuhr	635,588	9,750	0
David L. Jasperse	635,688	9,650	0

The only other matter voted on at the meeting was the shareholders’ ratification of the appointment of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.  The votes were cast on that ratification of its independent registered public accounting firm as follows:

	Number of Votes	Percentage of Votes Cast (Including Abstentions)
For	637,115	98.73%
Against	7,713	1.20%
Abstain	510	0.07%
Broker Non-Votes	0	0.00%

Item 5    Other Information

    On August 8, 2008, the Bank in consultation with its independent registered public accounting firm, booked a $78,000 other – than – temporary impairment on a $983,000 investment in a mortgage backed security mutual fund because of the declining price of the fund during the quarter.  This writedown reduced the Bank’s total risk-based capital ratio to 9.8%, which means the Bank lost its well-capitalized status and is now considered to be adequately capitalized. The effect of this change was effective June 30, 2008. As a result the Bank cannot accept or renew brokered deposits without regulatory approval, has experienced another event of default under its bank loan and may be subject to additional supervisory action by the OTS.  See the discussion under “Capital” in Item 2 of this 10-Q.

Item 6    Exhibits

Regulation SK Exhibit Number	Document	Reference to Prior Filing or Exchibit Number Attached Hereto

3(i)	Charter of Mainstreet Financial Corporation	*
3(ii)	Bylaws of Mainstreet Financial Corporation	*
4	Stock Certificate of Mainstreet Financial Corporation	*
10.1	Loan Agreement with Independent Bank	*
10.4	Employee Stock Ownership Plan	**
10.6	Deferred Compensation Plan for Directors and Officers	*
10.7	Named Executive Officer Salary and Bonus Arrangements for 2008	+
10.8	Current Director Fee Arrangements	+
10.9	Forbearance Letter from Independent Bank for Holding Company Loan	+
10.10	Forbearance Letter from Independent Bank for ESOP Loan	+
11	Statement re Computation of Earnings	None
14	Code of Conduct and Ethics	++
15	Letter on unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Reports furnished to security holders	None
20	Other documents to security holders or incorporated by reference	None
22	Published report on matters submitted for shareholder vote	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32

*	Filed as an exhibit to the Company's Form SB–2 registration statement filed on September 22, 2006 (File No.333–137523) pursuant to Section 5 of the Securities Act of 1933.
**
Filed as an exhibit to Pre-effective Amendment No. 1 to the Company's Form SB–2 registration statement filed on November 3, 2006 (File No.333–137523) pursuant to Section 5 of the Securities Act of 1933.

+	Filed as an exhibit to the Company’s Form 10-KSB filed on March 31, 2008 (File No. 000-52298).
++	Filed as an exhibit to the Company’s Form 10-QSB filed on December 21, 2006 (File No. 000-52298).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINSTREET FINANCIAL CORPORATION

Date: August 14, 2008	By:	/s/ David L. Hatfield
David L. Hatfield
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ James R. Toburen
James R. Toburen
Senior Vice President nad Chief Financial Officer