Form 10-Q
period 2008-09-30
MAINSTREET FINANCIAL CORP
filed 2008-11-14
CIK 1375017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2008

OR

[  ]           TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:   005-82164

MAINSTREET FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

United States	20-1867479
(State or other jurisdiction of incorporation of organization	(IRS Employer Identification No.)

629 W. State Street, Hastings, Michigan 49058-1643
(Address of principal executive offices)

(269) 945-9561
(Issuer's telephone number)

None
(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]                      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act.  (Check one)

Large accelerated filer  _____                      Accelerated filer  _____

Non-accelerated filer    _____                      Smaller reporting company  X
           (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                           No [X]

Indicate the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

At October 31, 2008, there were 756,068 shares of the issuers' common stock outstanding.

MAINSTREET FINANCIAL CORPORATION

PART I       FINANCIAL INFORMATION

Item 1         Financial Statements

MAINSTREET FINANCIAL CORPORATION

Consolidated Balance Sheets as of
September 30, 2008 and December 31, 2007
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and due from financial institutions	$1,965,852	$1,995,698
Interest-bearing deposits	1,207,023	3,175,605
Cash and cash equivalents	3,172,875	5,171,303
Securities available for sale	1,694,630	1,924,413
Loans, net of allowance of $675,397 at September 30, 2008 and $508,364 at December 31, 2007	93,668,735	100,149,716
Federal Home Loan Bank (FHLB) stock	1,680,000	1,589,000
Accrued interest receivable	537,096	605,241
Premises and equipment, net	3,422,815	3,557,518
Intangible assets	736,529	856,035
Other real estate owned	1,877,461	910,846
Other assets	205,185	264,076
	$106,995,326	$115,028,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$5,107,282	$5,278,694
Interest-bearing	60,082,359	74,126,373
	65,189,641	79,405,067
FHLB advances	33,600,000	26,400,000
Note payable	700,000	700,000
ESOP note payable	255,852	255,852
Accrued interest payable	102,926	189,015
Advance payments by borrowers for taxes and insurance	334,753	100,412
Deferred compensation liability	519,007	506,737
Accrued expenses and other liabilities	259,749	316,796
Total liabilities	100,961,928	107,873,879

Shareholders’ equity
Common stock - $.01 par value, 9,000,000 shares authorized, 756,068 shares issued and outstanding	7,561	7,561
Additional paid in capital	2,806,803	2,821,602
Unearned ESOP shares	(222,267)	(247,856)
Retained earnings	3,447,273	4,603,116
Accumulated other comprehensive income (loss)	(5,972)	(30,154)
Total shareholders’ equity	6,033,398	7,154,269
Total liabilities and shareholders’ equity	$106,995,326	$115,028,148

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Operations for the
Three-Month and Nine-Month Periods Ended
September 30, 2008 and 2007 (Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Interest income
Loans, including related fees	$1,412,681	$1,625,617	$4,525,613	$4,880,446
Taxable securities	40,771	47,429	128,299	145,571
Other	10,415	75,348	52,047	163,506
	1,463,867	1,748,394	4,705,959	5,189,523

Interest expense
Deposits	504,020	798,834	1,801,053	2,352,927
FHLB advances	292,382	293,947	939,956	874,886
Other	10,351	14,955	34,219	42,105
	806,753	1,107,736	2,775,228	3,269,918

Net interest income	657,114	640,658	1,930,731	1,919,605

Provision for loan losses	161,000	45,000	296,000	173,000

Net interest income after provision for loan losses	496,114	595,658	1,634,731	1,746,605

Non-interest income
Fees and service charges	97,047	103,733	272,523	283,567
Loss on securities	(86,227)		(188,632)
Gain on sale of loans	7,394	2,773	23,003	21,786
Gain/(loss) on sale of repossessed assets		13,466	(36,954)	50,712
Other	12,500	7,346	37,121	25,375
	30,714	127,318	107,061	381,440
Non-interest expenses
Salaries and employee benefits	459,226	418,858	1,355,077	1,303,191
Premises and equipment, net	112,957	124,104	371,542	428,685
Administrative and general	152,544	124,688	401,786	388,018
Data processing through service bureau	62,547	63,955	194,087	190,618
Amortization of intangible assets	38,765	40,491	119,507	122,887
Regulatory assessments	82,565	28,352	165,266	61,394
Professional services	120,229	67,855	235,530	201,223
Advertising and public relations	22,966	23,575	54,840	58,251
	1,051,799	891,878	2,897,635	2,754,267

Loss before taxes	(524,971)	(168,902)	(1,155,843)	(626,222)

Income tax benefit	---	(56,712)	---	(212,194)

Net loss	$(524,971)	$(112,190)	$(1,155,843)	$(414,028)

Comprehensive loss	$(524,485)	$(120,243)	$(1,131,661)	$(422,261)

Basic and diluted loss per share	$(0.72)	$(0.15)	$(1.58)	$(0.57)

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity
For the Nine-Month Period Ended September 30, 2008  (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance – January 1, 2008	$7,561	$2,821,602	$4,603,116	$(247,856)	$(30,154)	$7,154,269

Net loss	---	---	(1,155,843)	---	---	(1,155,843)

Change in unrealized gain/loss on securities available for sale, net of reclassifications	---	---	---	---	24,182	24,182

Earned ESOP shares	---	(14,799)	---	25,589	---	10,790

Balance – September 30, 2008	$7,561	$2,806,803	$3,447,273	$(222,267)	$(5,972)	$6,033,398

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Statements of Cash Flows for the
Nine-Month Periods Ended September 30, 2008 and 2007 (Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(1,155,843)	$(414,028)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	141,539	191,383
Amortization, net of accretion
Securities	2,282	2,913
Loans	(1,267)	(167)
Intangible assets	119,506	122,887
Provision for loan losses	296,000	173,000
Loans originated for sale	(2,276,300)	(1,724,640)
Proceeds from sales of loans originated for sale	2,299,303	1,746,425
Other–than–temporary impairment of securities	188,632	---
Gain on sale of loans	(23,003)	(21,786)
ESOP expense	10,790	24,255
(Gain) loss on sale of repossessed real estate	36,954	(50,712)
Change in assets and liabilities
Change in deferred fees and discounts	18,985	30,948
Accrued interest receivable	68,145	68,590
Other assets	58,891	(236,836)
Accrued interest payable	(86,089)	62,621
Other liabilities	(44,777)	183,120
Net cash from (used in) operating activities	(346,252)	157,973

Cash flows from investing activities
Activity in available-for-sale securities:
Principal repayments, maturities, sales and calls	63,051	115,969
Purchases of FHLB stock	(91,000)	---
Loan originations and payments, net	1,266,396	976,057
Loans sold from portfolio	3,874,571	---
Sales of other real estate owned	257,068	466,230
(Purchases) sales of premises and equipment, net	(6,836)	(120,212)
Net cash used in investing activities	5,363,250	1,438,044

(Continued)

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Cash Flows for the
Nine-Month Periods Ended September 30, 2008 and 2007 (Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from financing activities
Net change in deposits	(14,215,426)	(1,883,189)
Proceeds from FHLB advances	29,780,000	13,000,000
Repayment of FHLB advances	(22,580,000)	(10,000,000)
Public offering costs	---	(114,993)
Net cash from (used for) financing activities	(7,015,426)	1,001,818

Net change in cash and cash equivalents	(1,998,428)	2,597,835

Cash and cash equivalents at beginning of period	5,171,303	3,840,265

Cash and cash equivalents at end of period	$3,172,875	$6,438,100

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$2,861,317	$3,207,297
Taxes	---	---
Supplemental disclosures of non cash activities
Transfer of loans to other real estate	$1,260,637	$687,151

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

1.           BASIS OF PRESENTATION:

The unaudited, consolidated financial statements include the consolidated results of operations of MainStreet Financial Corporation ("Company"), MainStreet Savings Bank ("Bank") and MainStreet Financial Services, Inc., a wholly owned subsidiary of the Bank.  These financial statements do not include the accounts of the Company’s parent company, Mainstreet Financial Corporation, MHC.  These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the period ended September 30, 2008, should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2007.

2.           EARNINGS PER SHARE:

Basic earnings (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding during the periods which were 732,704 and 729,142 shares for the nine months ended September 30, 2008 and 2007 respectively. For the three months ended September 30, 2008 and 2007 the weighted shares outstanding were 733,557 and 730,040, respectively. ESOP shares are considered outstanding for this calculation, unless unearned.  There are currently no potentially dilutive common shares issuable under stock options or other programs.  Earnings (loss) and dividends per share are restated for all stock splits and dividends through the date of the financial statements.

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

           In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008,  and therefore this standard did not have a material effect on the Bank as of September 30, 2008.

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the value that market participants would use in pricing an asset or liability.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$1,694,630	---	$1,694,630	---

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$1,082,000			$1,082,000

The following represent impairment charges recognized during the period ended September 30, 2008.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,082,000, with a valuation allowance of $160,000, resulting in an additional provision for loan losses of $160,000 for the nine month period ended September 30, 2008.

           The fair value of impaired loans is estimated using one of several methods, including collateral value or market value of similar debt.  At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, we classify the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we classify the impaired loan as nonrecurring Level 3.

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain ‘forward-looking statements’ that may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” and “estimated” with respect to our financial condition. Results of operations and business are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates and the relationship between short- and long-term interest rates, deposit flows, demand for mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investments and mortgage-backed securities, and the interest we pay on our interest-bearing liabilities, consisting of savings and checking accounts, money market accounts, time deposits and borrowings.  Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense.  As a result of the slower economy, declining household net worth and an overall decline in consumer and business activity, loan originations have decreased.  Non-interest income consists primarily of service charges on deposit accounts, transaction fees and commissions from investment services.  Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment and data processing, advertising and other costs.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

During the first nine months of 2008, the Company’s earnings continued to be negatively impacted by decreased interest income, due to a lower volume of loan originations and the slower economy in southwest Michigan.  The economic environment significantly reduced loan demand and increased loan delinquencies and associated losses, particularly due to decreased property values.  We have experienced a $1,156,000 loss in the first nine months of 2008, which reduced our capital.  This continuing weak economy has caused a $752,000 increase in other real estate owned during the quarter ended September 30, 2008.  During the first nine months of 2008, $1,301,000 in delinquent real estate loans were converted to other real estate owned, as compared to only $687,000 during the first nine months of 2007.  We experienced a $37,000 loss on the sale of repossessed properties during the first nine months of 2008, compared to a $51,000 gain during the first nine months of 2007.

The allowance for loan losses has increased to $675,000 at September 30, 2008 from $508,000 at December 31, 2007.  The increase during the nine months is the result of a $296,000 provision for loan losses and recoveries of $16,000, less charge-offs of $145,000.  These charge offs include a $36,000 loss attributable to the sale of property by a borrower, which was security for a delinquent land development loan.  Additionally, there were $26,000 in write downs experienced on two other real estate owned (“OREO”) properties which are currently listed for sale by the bank, $56,000 in charge offs on six consumer loans, four of which were unsecured and two secured by vehicles in the process of being repossessed, a  $14,000  write down of a repossessed vehicle and a $13,000 charge off on a commercial loan secured by a vehicle.   Management believes the allowance at September 30, 2008 is adequate given the collateralization of delinquent and non-performing loans.

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

Difficult market conditions and economic trends have adversely affected our industry and our business.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant writedowns of assets by many financial institutions.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional writedowns.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Southwestern Michigan has experienced the adverse impact of these economic trends for over two years.  Financial institutions have experienced decreased access to deposits or borrowings.  Our access to Federal Home Loan Bank advances has decreased in recent months as the required collateral level has increased.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected our business, financial condition, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more difficult and complex under these difficult market and economic conditions.  We also expect to face increased regulation and government oversight as a result of these downward trends.  This increased government action may increase our costs and limit our ability to pursue certain business opportunities.  We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have and may continue to deplete the insurance fund of the FDIC and reduce the FDIC’s ratio of reserves to insured deposits.

We do not expect these difficult conditions to likely improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market.  We may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (”TARP”).  The purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled asset of financial institutions.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  Financial institutions have until November 12, 2008 to opt out of these two programs.  The purpose of these legislative and regulatory actions was to stabilize the volatility in the U.S. banking system.

EESA, TARP and the FDIC’s recent regulatory initiatives may not stabilize the U.S. banking system and financial markets.  If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

General.  Total assets decreased by $8.0 million, or 7.01%, to $107.0 million at September 30, 2008, from $115.0 million at December 31, 2007.  A significant reason for this decrease was a sale of $3.8 million in residential real estate loans during the first quarter of 2008, in order to maintain the Bank’s then well-capitalized status and to comply with the growth limits in the supervisory directive and supervisory agreement.  These sold loans had balloon notes with an average remaining term of less than five years and contained terms typical of current offerings and portfolio averages.  Our cash and securities decreased $2.2 million during the first nine months of 2008.  Our loan portfolio decreased $6.4 million after the loan sale due to delinquent loans converting to other real estate owned, decreased demand for loans and the retention of the proceeds of loan repayments for liquidity purposes.

 Cash and Securities. Cash and cash equivalents decreased by $2.0 million during the period, to $3.2 million at September 30, 2008. Though our current liquidity strategy is to maintain higher levels of available funds to meet expenses and commitments, we experienced this decrease because of the use of cash in part to fund maturing wholesale deposits.  Our securities portfolio decreased by $230,000 during the nine months, which primarily was a result of a $189,000 other-than-temporary impairment adjustment on a mutual fund investment. That portfolio is designated as available for sale and we have substantially all of our securities investments in shorter-term instruments.  Cash and securities were 4.6% and 6.2% of total assets at September 30, 2008, and December 31, 2007, respectively.  See also “Liquidity” and  “Off-Balance Sheet Commitments.”

Loans.  Our loan portfolio decreased $6.5 million or 6.5%, from $100.2 million at December 31, 2007 to $93.7 million at September 30, 2008.  In March 2008, we sold $3.8 million in residential loans in order to comply with the OTS growth limit and to maintain the Bank’s well-capitalized status.    The slower economy in southwest Michigan has significantly reduced loan demand, particularly for residential purchase mortgage, construction and development loans.  That slower economy also has resulted in increased foreclosures described below.  Additionally, new competitors in our primary market are pursuing new lending opportunities with aggressive pricing.   The decrease in our loan portfolio consisted of a 5.1% decrease in one- to four-family residential mortgages (including the $3.8 million in loans sold), a 9.6% decrease in commercial real estate and business loans, a 6.2% decrease in consumer loans, a 2.0% decrease in home equity lines of credit and a 37.7% decrease in construction and development loans.

Other Real Estate Owned.  Other real estate owned (“OREO”) increased by $967,000 or 108.6% from $911,000 at December 31, 2007 to $1.9 million at September 30, 2008. During the first nine months of 2008, $1.3 million in delinquent real estate loans were converted to other real estate owned, as compared to only $687,000 during the first nine months of 2007.  This increase in 2008 reflects foreclosures or properties deeded in lieu of foreclosure on nine single family homes with loan balances totaling $1.3 million.  The bank is in the process of foreclosing on four additional one-to-four-family residential loans with balances of $415,000, one vacant land loan with a balance of $90,000, and one commercial land development loan with a balance of $411,000.

Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2008, was $675,000 or 0.72% of gross loans, compared to $508,000 or 0.51% of loans at December 31, 2007.  The increase in the allowance for loan losses from year end was in response to the continuing stagnation in our local economy, including increases in non-performing assets.

The following table is an analysis of the activity in the allowance for loan losses for the periods shown.

	Nine Months Ended September 30
	2008	2007
Balance at beginning of period	$508,000	$538,000
Provision charged to income	296,000	173,000
Recoveries	16,000	48,000
Charge-offs	(145,000)	(198,000)
Balance at end of period	$675,000	$561,000

Nonperforming loans remained similar to those at December 31, 2007 with a balance of $2.0 million.  Our overall nonperforming loans to total loans ratio increased from 2.02% at December 31, 2007, to 2.13% at September 30, 2008.  At September 30, 2008, we had 17 nonperforming loans as follows:

•
One large commercial relationship – A $411,000 loan for the development of residential lots, which is in non-accrual status and in the process of foreclosure.  We believe the value of the collateral for this land development loan currently exceeds the outstanding balance.

•
Four commercial loans - One participation loan secured by multi unit housing for $217,000 that is in non-accrual status.  One loan for $39,000 secured by corporate assets and two loans to a landscaping company totaling $17,000, secured by vehicles and equipment.

•
Ten one-to-four-family mortgage loans totaling $1,231,000, nine of which are in various stages of foreclosure.  Six of these loans totaling $830,000 are in non-accrual status.  Five of the ten loans totaling $501,000 are believed to be adequately collateralized with respect to the outstanding balances and the bank expects no material loss related to these loans. Two of the  loans totaling $239,000 have insufficient collateral values on which the bank expects to incur a loss.  The other three loans totaling $491,000 are to the same borrower and these properties have a pending purchase offer that would result in a short sale and a loss to the bank.

•	A $90,000 vacant land loan that is in the process of foreclosure.

•	One consumer loan totaling $1,000.

           The Bank has purchased participation interests in two loans to a commercial real estate development company, both of which are now classified troubled debt restructured.  One loan in the amount of $476,000 is for the development of residential lots in a now partially completed condominium project.  The lead bank has provided construction financing for all of the homes in the project.  The second loan of $153,000 is secured by a commercial building in Lansing, Michigan.  The lead lender, with our concurrence, has reduced the interest rate of these loans, as they did on all of this borrower’s loans held in their own portfolio, in order to reduce the required payments to a level that can be supported by the borrower’s current cash flow.  Both loans are considered to be adequately secured and no specific reserves have been established.

Our loan delinquencies decreased during the nine months to $3.4 million, or 3.6% of total loans, at September 30, 2008, compared to $4.5 million, or 4.5% of total loans, at December 31, 2007.  The decrease in loan delinquencies during the first nine months of 2008 was primarily the result of borrowers making payments and bringing loans current.  This is attributed to income tax refunds and the government stimulus payouts.  Included in this trend was the pay-off of a $371,000  land development loan, ten one-to-four-family foreclosed real estate loans moving to OREO totaling $1,300,000 and $79,000 in charged-off consumer loans.

On September 30, 2008, the Bank was monitoring other loans of concern classified as substandard or doubtful on the bank’s monthly delinquency report.  These consist of  two participation loans on commercial real estate totaling $629,000, one second mortgage loan totaling $25,000 and six consumer loans totaling $28,000.  All loans are being actively monitored and collection efforts are continuing.

Past due loans classified as special mention that are being monitored by the Bank’s loan review committee include five commercial loans to a landscaping company that are secured by vehicles and business equipment totaling $79,000, five commercial loans totaling $363,000 to a business that are secured by one-to-four-family real estate and corporate assets and four loans to business partners that are secured by a land development, commercial real estate and their personal residences totaling $850,000.

With our market area continuing to experience sluggish economic conditions, we anticipate high levels of delinquencies and net charge-offs will continue during the remainder of 2008.

Deposits.  Total deposits decreased by $14.2 million, or 17.9%, to $65.2 million at September 30, 2008, from $79.4 million at December 31, 2007.  This decrease is primarily the result of our decision not to renew $13.1 million in wholesale deposits during the nine months.  We have not experienced a material decrease in retail deposits in our local market.

During the quarter, demand deposits increased $622,000 and savings and money market accounts increased $12,000.  The amount of time deposits or certificates at September 30, 2008 was $1.6 million less than at the end of 2007, primarily due to the decision of our customers holding cash in more liquid accounts.

Borrowings.  Federal Home Loan Bank advances increased $7.2 million, or 27.3%, to $33.6 million at September 30, 2008, from $26.4 million at December 31, 2007.  We increased Federal Home Loan Bank borrowings to replace higher cost wholesale certificates of deposit, which we chose not to renew.  At September 30, 2008, we had the ability to borrow an additional $4.5 million from the Federal Home Loan Bank.

At September 30, 2008, we had $700,000 outstanding on our loan from another bank, which is secured by 100% of the outstanding common stock of the Bank.  The interest rate on this loan at September 30, 2008 was 5.8%.  Our operating losses and level of non-accrual loans and other real estate owned have been a violation of financial covenants of the loan and an event of default.  On March 31, 2008, the lender provided a letter agreeing to forbear from enforcing those covenants for the balance of 2008 so long as we otherwise remain in compliance with the loan documents and forbearance letter for this loan and the lender’s other loan to our employee stock ownership plan.  At September 30, 2008 we were not in compliance with these requirements. Failure to maintain well-capitalized status is a default under our bank loan and the 2008 forbearance letters for previous events of default under that loan.  We will ask the lending bank for additional forbearance if the Bank does not return to well-capitalized status by December 31, 2008.  However, that forbearance may not be granted.

Equity.  Total equity decreased $1.0 million, or 15.5%, to $6.0 million at September 30, 2008, from $7.1 million at December 31, 2007.  The decrease in equity was primarily due to a net loss of $1.2 million for the nine months.  On August 8, 2008 the Bank lost well-capitalized status under prompt corrective action regulations of the OTS and became adequately capitalized.  The change in status was effective June 30, 2008.  See “Capital.”

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2008 and 2007

           General.  The net loss for the three months ended September 30, 2008 was $525,000, as compared to a net loss of $112,000 for the three months ended September 30, 2007.  The net loss for the nine months ended September 30, 2008 was $1.2 million as compared to a net loss of $414,000 for the same period in 2007.  The net loss for the nine months reflects a $11,000 increase in net interest income primarily attributable to declining interest rates. Our provision for loan losses increased $123,000 for the nine months.  Regulatory assessments increased $104,000 and salaries and employee benefits increased $52,000 while professional services increased $34,000 during the first nine months of 2008.  These increases were offset by a $57,000 decrease in premises and equipment expense.  Non-interest income decreased during the nine months by $274,000.  The decrease is primarily attributable to a $189,000 impairment of a mortgage backed mutual fund that was determined to be other than temporarily impaired and a $37,000 loss on the sale of repossessed property.  In 2007, we recognized a tax benefit of $212,000 compared to no tax benefit in 2008.

           Interest Income.  Interest income decreased by $285,000, or 16.7%, to $1.5 million for the three-month period ended September 30, 2008, from $1.7 million for the same period in 2007.  Interest income decreased by $484,000, or 9.3% to $4.7 million for the nine months ended September 30, 2008 from $5.2 million for the nine months ended September 30, 2007.  The decrease in interest income is primarily related to the decrease in the weighted average yield of the residential loan portfolio during the nine months, as well as the decrease in loan portfolio balances.

The weighted average yield on loans decreased to 5.57% for the quarter ended September 30, 2008, from 6.35% for the quarter ended September 30, 2007.  The weighted average yield on loans decreased from 6.35% for the nine months ended September 30, 2007 to 5.91% for the nine months ended September 30, 2008.  The decrease was primarily the result of prime rate based adjustable rate loans, home equity loans and commercial loans re-pricing to lower rates as the prime rate decreased from 8.25% to 5.0% as the result of Federal Reserve rate cuts.  Interest rates on other types of loans have remained relatively stable.  We anticipate this trend to continue for the shorter term.

           Interest Expense.  Interest expense decreased $301,000, or 27.4%, to $807,000 for the quarter ended September 30, 2008 from $1.1 million for the quarter ended September 30, 2007.  Interest expense decreased $495,000, or 15.5%, to $2.8 million for the nine months ended September 30, 2008, from $3.2 million for the nine months ended September 30, 2007.  The decrease was a result of a decrease in the average balance of deposits and a decrease in the average rate paid on both deposits and Federal Home

Loan Bank advances due to the lower interest rate environment and our decreased reliance on wholesale and brokered deposits.  We paid $10,000 and $15,000 in interest, respectively, on our bank line of credit during the quarter ended September 30, 2008 and September 30, 2007.  We paid $34,000 in interest on our bank line of credit during the nine months ended September 30, 2008 and $42,000 for same period in 2007.  The average cost of interest-bearing liabilities decreased from 4.40% for the quarter ended September 30, 2007 to 3.32% for the quarter ended September 30, 2008.  The average cost of interest-bearing liabilities decreased from 4.32% for the nine months ended September 30, 2007 to 3.76% for the nine months ended September 30, 2008.

Interest paid on deposits decreased $295,000, or 36.9%, to $504,000 for the three months ended September 30, 2008 from $799,000 for the three months ended September 30, 2007.  In addition, interest paid on deposits decreased $552,000, or 23.0%, to $1.8 million for the nine months ended September 30, 2008 from $2.4 million for the nine months ended September 30, 2007.  This reflects our decision to replace wholesale and brokered deposits with Federal Home Loan Bank advances, lower interest rates generally as well as a relative increase in lower cost demand accounts.

Interest expense on Federal Home Loan Bank advances decreased $1,500 or 0.50%, to $292,000 for the three months ended September 30, 2008, from $294,000 for the three months ended September 30, 2007.  In addition, interest expense on Federal Home Loan Bank advances increased $65,000, or 7.4%, from $875,000 for the nine months ended September 30, 2007 to $940,000 for the nine months ended September 30, 2008.  This increase resulted from decreasing rates on the repricing of our advances and an increase in the average balance of outstanding Federal Home Loan Bank advances of $28.7 million for the nine months ended September 30, 2008, from $21.9 million for the nine months ended September 30, 2007.

           Net Interest Income.  Net interest income before the provision for loan losses increased by $16,000, or 2.5%, to $657,000 for the three-month period ended September 30, 2008, compared to $641,000 for the same period in 2007.  Net interest income increased by $11,000, or 0.6%, to $1.9 million for the nine months ended September 30, 2008, compared to $1.9 million for the nine months ended September 30, 2007.  Our net interest margin was 2.45% for the three months ended September 30, 2008, compared to 2.32% for the three months ended September 30, 2007, and was 2.39% for the nine months ended September 30, 2008, compared to 2.33% for the nine months ended September 30, 2007.

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

Based on management’s evaluation of these factors, provisions of $161,000 and $45,000 were made during the quarters ended September 30, 2008 and 2007, respectively and provisions of $296,000 and $173,000 were made during the nine months ended Sept 30, 2008 and 2007 respectively.  The increase in the provision for loan losses was primarily in response to increased delinquencies in the first nine months of 2008 as compared to the same period in 2007.  During the nine months ended September 30, 2008, net charge-offs were $129,000, compared to $150,000 for the same period in 2007. The ratio of non-performing loans to total loans was 2.13% at September 30, 2008, compared to 2.13% at September 30, 2007, and 2.02% at December 31, 2007.   Non-performing loans at September 30, 2008, consisted of $1.3 million in residential mortgage loans and $685,000 in commercial loans and $1,000 in consumer loans.

Non-interest Income.  Non-interest income decreased $97,000 or 76.4% to $31,000 for the three months ended September 30, 2008, compared to $127,000 for the same period in 2007, and decreased $274,000, or 71.9%, to $107,000 for the nine months ended September 30, 2008, compared to $381,000 for the same period in 2007.  The decrease in non-interest income during the 2008 period was primarily due to a $188,000 impairment of a mortgage-backed mutual fund and a $37,000 loss on a repossessed property compared to a $51,000 gain on the sale of a property in the same period of 2007.

Non-interest Expense.  Non-interest expense increased $160,000, or 14.5%, from $892,000 for the three-month period ended September 30, 2007 to $1.1 million for the three months ended September 30, 2008.  In addition, non-interest expense increased $143,000, or 5.1%, from $2.8 million for the nine months ended September 30, 2007 to $2.9 million for the nine months ended September 30, 2008.  Increases in expenses of $104,000 for regulatory assessments, $52,000 for salaries and employee benefits, $4,000 for data processing services, $13,000 for administrative services and $34,000 for professional services were offset by decreases of $57,000 for premises and equipment, $3,000 in advertising costs and $3,000 for the amortization of intangibles.  The increase in regulatory assessments is primarily due to an increase in the general assessment rate from 2007.

Income Tax Benefit.  During 2007 management concluded, based on higher than expected operating losses and a difficult operating environment, that a valuation allowance should be established to reduce the net deferred tax asset at December 31, 2007 to zero.  This valuation allowance increased the net loss for the year ended December 31, 2007 and decreased shareholders’ equity but did not affect regulatory capital.  As a result of the establishment of the valuation allowance, no tax benefit has been recorded in the income statement at September 30, 2008.

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

We maintain cash and investments that qualify as liquid assets to maintain liquidity to ensure safe and sound operation and meet demands for funds (particularly withdrawals of deposits).  At September 30, 2008, the Company had $4.9 million in cash and investment securities available for sale generally available for its cash needs, of which $4.8 million was available to the Bank on an unconsolidated basis.

The Bank’s liquidity position at September 30, 2008 was $4.9 million compared to $7.1 million at December 31, 2007.  This reduction reflects the decrease in wholesale deposits using the proceeds from the sale of $3.8 million of residential loans, new Federal Home Loan Bank advances of $7.2 million and  decreased liquidity of $1.9 million.  For liquidity management purposes we can generate funds from additional borrowings, deposit gathering activities and loan sales.  At September 30, 2008, we had $6.4 million in outstanding loan commitments, including unused lines of credit.  Certificates of deposit scheduled to mature in one year or less at September 30, 2008, totaled $35.0 million.  It is management’s policy to maintain deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.  However, because the Bank has become adequately capitalized, it may not accept or renew brokered deposits without regulatory approval. See “Capital.” At September 30, 2008, we had $11.6 million in wholesale or brokered deposits, which is a $17.5 million, or 60.2%, decrease from the level at September 30, 2007.  We plan to continue to decrease wholesale deposits and replace them with lower cost Federal Home Loan Bank advances to the extent possible.  At September 30, 2008, the Bank had the ability to borrow an additional $4.5 million in Federal Home Loan Bank advances.

In the event we experience unexpected withdrawals of deposits or are unable to renew the majority of our maturing certificates of deposit at acceptable rates, we could have difficulty funding our ongoing operations.  Without FDIC approval to accept or renew brokered deposits, we have limited access to other sources of liquidity in the current banking environment.

Off-Balance Sheet Activities and Commitments

           In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the nine months ended September 30, 2008, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  Our liquidity management includes monitoring our ability to meet outstanding commitments to extend credit.

A summary of our off-balance sheet commitments to extend credit at September 30, 2008, is as follows:

Off-balance sheet commitments:
Commitments to make loans	$161,000
Undisbursed portion of loans closed	634,000
Unused lines of credit	5,635,000
Total loan commitments	$6,430,000

Capital

The Bank is subject to minimum capital requirements imposed by the OTS.  Based on its capital levels at September 30, 2008, the Bank exceeded these requirements as of that date. Our policy is for MainStreet Savings Bank to maintain a “well-capitalized” status under the capital categories of the OTS.  On August 8, 2008, as a result of the $78,000 write down of its mortgage backed securities mutual fund investment due to the declining price of the fund during the quarter, the Bank’s risk based capital fell to 9.8% and it lost well–capitalized status. The change to adequately capitalized was effective June 30, 2008.   As reflected below, MainStreet Savings Bank met the minimum capital ratios to be considered adequately-capitalized by the OTS based on its capital levels at September 30, 2008.  If our losses continue, there can be no assurance that we will continue to meet the adequately-capitalized standards.

	Actual		Minimum Required to Be Adequately Capitalized Under Prompt Corrective Action Provisions		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Risk-Based Capital (to risk-weighted assets)	$6,455	9.26%	$5,581	8.0%	$6,976	10.0%

Core Capital (to risk-weighted assets)	$5,780	8.29%	$2,790	4.0%	$4,185	6.0%

Core Capital (to total adjusted assets)	$5,780	5.45%	$4,245	4.0%	$5,307	5.0%

The Bank is currently under a supervisory directive and supervisory agreement from the OTS.  Because the Bank’s capital level has fallen below well-capitalized status, the OTS may initiate additional enforcement action against the Bank.  Failure to maintain well-capitalized status is also a default under our bank loan and the 2008 forbearance letters for previous events of default under that loan.  We will ask the lending bank for additional forbearance if the Bank does not return to well-capitalized status by December 31, 2008.  However, that forbearance may not be granted.  Because the Bank has fallen below well-capitalized status, it may not accept or renew brokered deposits without regulatory approval from the Federal Deposit Insurance Corporation, which has been applied for.  There can be no assurances when, or if, this FDIC approval will be received.

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

Item 4T Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of September 30, 2008, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the nine months ended September 30, 2008, that have materially affected or are likely to materially affect our internal control over financial reporting.

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

+	Filed as an exhibit to the Company’s Form 10-KSB filed on March 30, 2008 (File No. 000-52298).
++	Filed as an exhibit to the Company’s form 10-QSB filed on December 21, 2007 (File No. 000-52298).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINSTREET FINANCIAL CORPORATION

Date:	November 14, 2008	By:	/s/ David L. Hatfield
David L. Hatfield
President and Chief Executive Officer

Date:	November 14, 2008	By:	/s/ James R Toburen
James R. Toburen
Senior Vice President and
Chief Financial Officer