Form 10-K
period 2008-12-31
MAINSTREET FINANCIAL CORP
filed 2009-04-02
CIK 1375017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008 OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ____

Commission File Number: 000-52298

MAINSTREET FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

United States (State or other jurisdiction of incorporation or organization)	20-1867479 (I.R.S. Employer Identification No.)

629 W. State Street, Hastings Michigan (Address of principal executive offices)	49058-1643 (Zip Code)

Registrant’s telephone number, including area code:   (269) 945-9561

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class                                                                                     Name of each exchange on which registered
        Common Stock, par value $.01 per share                                                                                                 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [   ]    NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [   ]    NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [ X ]  NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.  (Check one)

Large accelerated filer          Accelerated filer                Non-accelerated filer              Smaller reporting company    X
     (Do not check if smaller
         reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $873,192.

As of March 17, 2009, there were 756,068 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Annual Report to Shareholders for the year ended December 31, 2008.

Part III of Form 10-K - Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART I

Item 1.  Business

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

The Company has continued to experience operating losses, which has reduced our capital.  Our net loss of $1,982,322 for the year ended December 31, 2008, includes a $929,901 loan loss provision which recognizes the economic downturn in our market area. The remainder of the net loss for 2008 is largely attributable to the continuing slowdown in the Michigan economy.  See our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 to this Form 10-K for additional information on our operating results and financial condition;  these declining economic conditions and legislative and regulatory initiatives address these difficult economic conditions.

As a result of the Bank’s continuing operating losses and reductions in capital, it became adequately capitalized as of June 30, 2008.  We anticipate that the Bank will continue to experience operating losses in 2009, which will continue to reduce its capital level.  The Bank may become undercapitalized during 2009, which would subject it to additional regulatory limitations and requirements and would require the Company to guarantee that the Bank will return to adequately capitalized status.  The Company may not be able to fulfill this requirement.  See “How We Are Regulated–Prompt Corrective Action" for the implications of being adequately capitalized and undercapitalized.

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

Primarily as a result of the continuing operating losses, our subsidiary, MainStreet Savings Bank, FSB (the “Bank") received a letter from the OTS dated February 5, 2008, stating that the Bank is deemed by the OTS to be in troubled condition, and, as a result, is subject to specified operating restrictions.  These operating restrictions provide that: (1) the Bank must limit its quarterly asset growth to net interest credited on deposit liabilities during the quarter (unless additional asset growth is permitted by the OTS); (2) the Bank must obtain prior OTS approval prior to appointing any new director or senior executive officer; (3) the Bank’s ability to enter into certain severance agreements or make certain severance payments is limited by 12 C.F.R. § 359; (4) the Bank must receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and officers; (5) the Bank must obtain OTS approval of all third-party contracts outside the normal course of business; and (6) the Bank must provide the OTS with 30-days notice of all proposed transactions with affiliates.

On April 4, 2008, the Bank entered into a supervisory agreement with the OTS to address the OTS's concerns regarding the financial condition of the Bank.  Among other things, the supervisory agreement requires the Bank to: (1) prepare and submit a three-year business plan; (2) revise its liquidity management policy; (3) enhance compliance training; (4) prepare and submit quarterly reports on classified assets; and (4) continue to abide by the limits in the February 5, 2008 “troubled condition” letter.  These limits include restrictions on growth and third party contracts.

The continuing decline in the Bank’s capital since the execution of the supervisory agreement could result in the OTS pursuing additional enforcement and regulatory actions against the Bank and the Company.  Unless the Bank is acquired or receives significant capital infusion in 2009, such additional actions could include placing the Bank in receivership.

On June 15, 2005, the Company obtained a $2 million loan from a commercial bank to be drawn down as desired.  The purpose of this bank loan was to obtain funds to contribute to the Bank to increase its capital level in order to support growth and increased consumer and commercial lending activities.  The bank loan has a five-year term and requires quarterly interest-only payments during the five years.  The interest rate, which adjusts quarterly, is 300 basis points over the three-month LIBOR, which was a loan rate of 6.49% at origination of the loan and 7.15% at December 31, 2008. The loan has a 1% prepayment fee.  At origination, we drew down $1 million, of which $65,000 was for fees and a pledged deposit at the lender.  The remaining $935,000 was used to contribute $848,000 to the Bank as a capital contribution and to pay a $84,000 dividend to MHC.  In June 2006, we drew down the additional $1 million, of which $500,000 was contributed to the Bank.  On December 22, 2006, in connection with the closing of the Company's initial public stock offering, the Company made a $1,300,000 payment on the loan. The balance of the loan at December 31, 2008 was $700,000.

The loan agreement requires that we meet certain financial covenants quarterly (with a six-month cure period) or trigger an event of default, which allows the lender to accelerate the loan.  We are not in compliance with certain of these covenants, including remaining well-capitalized, a return on assets greater than 0% and a combined total of non-accrual loans and other real estate owned of no more than 20.0% of Tier 1 capital and 1.5% of total loans.  Our continuing operating losses are a violation of the financial covenant on earnings.  At December 31, 2008, the combined total of non-accrual loans and other real estate owned of $4.2 million was 84.0% of our Tier 1 capital and 4.40% of total loans, which violates these two other loan covenants. We expect to violate these four loan covenants in 2009.  On April 1, 2009, our lender has provided us with a letter indicating that it will refrain and forbear from taking any action to enforce its remedies with respect to these covenants through June 30, 2009, so long as we otherwise remain in compliance with the loan documents, the forbearance letter and the other loan the lender made to our employee stock ownership plan (“ESOP”).

The Company completed an initial public stock offering on December 22, 2006. It sold 355,352 shares of common stock in that offering for $10.00 per share. The Company's ESOP purchased 28,428 shares with the proceeds of a loan from the same third party bank that made our other loan described above.  The loan covenants on that loan are the same as for the other loan and, as a result, we are in violation of the same three covenants on the ESOP loan.  On February 6, 2009, the lender gave us a similar forbearance letter for the ESOP loan.  The Company received net proceeds of $2,897,238 million in the public offering, 50% of which was contributed to the Bank and $1,300,000 of which was used to reduce the outstanding balance of the bank loan. Upon completion of the offering, the Company issued 400,716 shares of common stock to MHC, so that MHC owns 53% of its outstanding common stock.

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

The Bank is a community-oriented institution primarily engaged in the business of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences, home equity lines of credit and construction and development loans on residential and commercial properties located in our market area. We also invest in commercial business, commercial real estate and a variety of consumer loans. Our consumer loans consist primarily of auto and recreational vehicle loans. At December 31, 2008, approximately 79.99% of our loan portfolio consisted of residential mortgage loans and home equity lines of credit, 2.26% consisted of construction and development loans in residential and commercial properties, 5.75% consisted of consumer loans and 11.99% consisted of commercial loans.

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

The Company disclaims any obligation to update or revise any forward-looking statements based on the

Market Area

We are headquartered in Hastings, Michigan with one office in Hastings and one in Lake Odessa, Michigan.  The Bank closed a supermarket branch in Hastings as of December 31, 2009 due to the relocation of the supermarket and the owners’ inability to lease space to the Bank in the new location because of restrictions in their lease.  The new store location is in very close proximity to the Bank’s main office therefore we expect to retain most of the customers of the closed branch.  Our primary market area is Barry County. Our Lake Odessa office is located in Ionia County, Michigan, and we also serve Kalamazoo, Eaton, Allegan, Kent, Calhoun and Van Buren counties in southwest Michigan.  Our lending business outside of Barry County consists primarily of residential mortgages; however, we have some commercial real estate and commercial business loans in Kalamazoo.  Substantially all other types of loan originations are in Barry County.

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

During the third quarter, the most recent time period for which data is available, total employment in the six metropolitan areas in west Michigan declined by 0.3% bringing west Michigan’s unemployment rate to 7.7%.  The region’s economic indicators were negative for the year, which suggests that employment conditions will continue to deteriorate in the coming months.  Unemployment in the Grand Rapids and Kalamazoo areas remains lower than that of the State as a whole, but consumers in the region remain uncertain about the economy and their financial well-being, which has perpetuated the slowdown in residential real estate sales and consumer spending that has negatively impacted our operations.

Competition

We face strong competition in originating real estate and other loans and in attracting deposits from seven other banks and credit unions in our market area.  Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers.  In 2008 the Bank was one of the top five residential mortgage originators in Barry County, Michigan.  We have the second largest deposit market share among banks and savings institutions in Barry County.  Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.  Commercial business competition is primarily from local and regional commercial banks.  The depressed economy has effectively increased competition for both deposits and all types of loans as financial institutions struggle to attain desired growth.

We attract our deposits through our branch office system and the internet.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent branch deposit data provided by the FDIC, MainStreet Savings Bank's share of deposits was 17.10% and 1.16% in Barry and Ionia counties, respectively.

Internet Website

The Company maintains a website at www.mainstreetsavingsbank.com.  The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.  The Company's annual report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K or amendments to these reports are available free of charge on the Securities and Exchange Commission's website at www.sec.gov.

Lending Activities

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated.

	December 31,
	2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$69,823	73.05%	$74,464	73.70%	$74,328	72.17%	$64,298	68.39%
Home equity	6,634	6.94	5,477	5.42	5,944	5.77	6,442	6.85
Commercial(1)	8,350	8.74	9,093	9.00	9,292	9.02	8,825	9.39
Construction or development	2,163	2.26	2,054	2.03	3,691	3.58	8,382	8.92
Total real estate loans	86,970	90.99	91,088	90.15	93,255	90.54	87,947	93.55

Consumer loans:
Automobile	1,232	1.29	1,668	1.65	1,575	1.53	842	0.90
Recreational vehicles(2)	2,813	2.94	3,044	3.01	2,969	2.88	3,292	3.50
Unsecured	1,127	1.18	1,116	1.10	1,181	1.15	1,423	1.51
Other(3)	322	0.34	345	0.34	386	0.37	507	0.56
Total consumer loans	5,494	5.75	6,173	6.11	6,111	5.94	6,064	6.45

Commercial business loans:(1)	3,113	3.26	3,775	3.74	3,624	3.52	---	---

Total loans	95,577	100.00%	101,036	100.00%	102,990	100.00%	94,011	100.00%
Less:
Loans in process	903		419		1,816		2,399
Deferred fees and discounts	(64)		(41)		(17)		(7)
Allowance for losses	858		508		538		476
Total loans, net	$ 93,880		$100,150		$100,653		$91,143
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

	December 31,
	2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed- rate loans:
Real estate loans:
One- to four-family	$69,310 10	72.52%	$73,846	73.09%	$73,550	71.42%	$63,578	67.63%
Commercial(1)	7,032	7.36	8,092	8.01	8,315	8.07	7,358	7.83
Construction or development	2,163	2.26	2,055	2.03	3,691	3.58	8,382	8.91
Total real estate loans	78,505	82.14	83,993	83.13	85,556	83.08	79,318	84.37

Consumer loans	5,314	5.56	5,897	5.84	5,854	5.68	5,818	6.19
Commercial business loans(1)	1,372	1.43	1,717	1.70	1,714	1.66	---	---

Total fixed-rate loans	85,191	89.13	91,607	90.67	93,124	90.42	85,136	90.56

Adjustable- rate loans:
Real estate loans:
One- to four-family	513	0.54	618	0.61	778	0.76	720	0.77
Home equity	6,634	6.94	5,477	5.42	5,944	5.77	6,442	6.85
Commercial(1)	1,318	1.38	1,001	0.99	977	0.95	1,467	1.56
Total real estate loans	8,465	8.86	7,095	7.02	7,699	7.48	8,629	9.18

Consumer loans	180	0.19	276	0.27	257	0.25	246	0.26
Commercial business loans(1)	1,741	1.82	2,058	2.04	1,910	1.85	---	---

Total adjustable-rate loans	10,386	10.87	9,429	9.33	9,866	9.58	8,875	9.44

Total loans	95,577	100.00%	101,036	100.00%	102,990	100.00%	94,011	100.00%

Less:
Loans in process	903		419		1,816		2,399
Deferred fees and discounts	(64)		(41)		(17)		(7)
Allowance for losses	858		508		538		476
Total loans, net	$93,880		$100,150		$100,653		$91,143
____________________
(1) Prior to 2006, commercial business loans not secured by real estate were not separately recorded.  They were included in commercial real estate loans.

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2008.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.
	Real Estate Mortgages
	One- to four-family and Home Equity		Commercial		Construction or Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during years ending December 31,(1)
2009(2)	$11,559	6.02%	$5,373	5.89%	$704	4.93%	$846	10.02%	$1,787	4.88%	$20,269	6.01%
2010 to 2013	48,158	6.12%	2,108	7.13%	1,257	6.13%	2,630	8.52%	1,326	6.72%	55,479	6.28%
2014 and following	16,740	5.70%	869	7.49%	202	6.13%	2,018	6.50%	--	--%	19,829	5.87%
Total	$76,457	6.01%	$8,350	6.37%	$2,163	5.74%	$5,494	8.01%	$3,113	5.67%	$95,577	6.14%
__________________________
(1) The total amount of loans due after December 31, 2009, which have predetermined fixed interest rates is $69.8 million, while the total amount of loans due after such date, which have floating or adjustable interest rates is $5.5 million.
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

At December 31, 2008 the maximum amount under federal law that we could loan to any one borrower and the borrower’s related entities was $752,000.   See “How We Are Regulated – MainStreet Savings Bank – OTS Regulations.”  Our five largest lending relationships are with commercial borrowers and totaled $4.5 million in the aggregate, or 4.8% of our $93.9 million total loan portfolio, at December 31, 2008.  The largest relationship involves one of our directors and consists of $1,004,000 in eight loans secured by a restaurant, corporate assets, first and second mortgages on the borrowers’ primary and secondary residences and overdraft protection loans.  All of these loans were current at December 31, 2008.  The second largest relationship at December 31, 2008 was $900,000, secured by a residential development, a speculative construction single family home, second mortgage on the borrower’s primary residence and a real estate secured line of credit.  All of these loans were current at December 31, 2008.  The third largest relationship at December 31, 2008 was $876,000 secured by nine loans on the borrower’s primary residence, commercial real estate and one-to-four family non-owner-occupied properties with all these loans being current at December 31, 2008.  The next two largest relationships at December 31, 2008 were $858,000 consisting of two loans secured by commercial real estate and single family investment properties and $819,000 secured by commercial real estate and non owner occupied one-to-four family properties.  Both of these lending relationships were current at December 31, 2008. These loans were in compliance with our lending limit at the time they were made and are considered to be non-conforming under OTS regulations so long as the loan amounts remain above our current lending limit.

One- to Four-Family Residential Real Estate Lending. We originate loans secured by first and second mortgages on owner-occupied, one- to four-family residences in our market area.  Some of these loans are funded by us and retained in our portfolio, and others are originated and sold to an independent mortgage company with servicing released.  See "- Loan Originations, Purchases, Sales, Repayments and Servicing." At December 31, 2008, one- to four-family residential mortgage loans totaled $69.8 million, or 73.05% of our gross loan portfolio. At December 31, 2008, we had $58.4 million in loans secured by owner-occupied one- to four-family residences and

$11.4 million in loans secured by nonowner-occupied, one- to four-family residences, of which $69.3 million were fixed-rate loans and $513,000 were adjustable-rate loans.

We generally underwrite our one- to four-family owner-occupied loans based on the applicant's employment and credit history and the appraised value of the subject property.  Presently, we lend up to 103% of the lesser of the appraised value or purchase price for one- to four-family residential loans, although most of these loans have a loan-to-value ratio of 80% or less.  For loans with loan-to-value ratios in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to risk, although our underwriting guidelines allow loans to be granted up to 89% of appraised value without private mortgage insurance.  Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by the board of directors or we utilize the value for tax assessment purposes.  Borrowers are required to obtain title insurance and hazard insurance, including flood insurance, where appropriate, insuring the Bank against potential loss.

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

Home Equity Lines of Credit. Our home equity lines of credit totaled $6.6 million and accounted for 6.9% of our gross loan portfolio at December 31, 2008. Amounts borrowed under these lines can be repaid and reborrowed during the authorized draw period.  All of these loans have adjustable rates of interest.  Current home equity line of credit programs being offered are written for a 15 year term.  This includes a five year draw period and a ten year repayment period.  Minimum monthly repayment amounts range from interest only to 1.5% of the outstanding loan balance.  These loans are originated in amounts that, when combined with the balance of the existing first mortgage, are up to 85% of the value of the property securing the loan.    At December 31, 2008, unfunded commitments on these lines of credit totaled $4.5 million. Of the increase of $1.1 million during 2008, $550,000 was one loan secured by a first mortgage with a loan to value of less than 75%.

Commercial Real Estate Lending.  We offer a variety of commercial real estate loans.  These loans are secured primarily by local service/retail establishments and small office or commercial buildings located in our market areas, primarily in Barry County.  Through the end of 2005 our commercial real estate portfolio included our commercial business loans.  See "Commercial Business Lending." At December 31, 2008 commercial real estate loans totaled $8.4 million or 8.74%, of our gross loan portfolio.

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

Loans secured by commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt.  We generally require personal guarantees of the borrowers and an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state certified or licensed fee appraisers approved by the board of directors.  See "Loan Originations, Purchases, Sales and Repayments."

We do not generally maintain a tax or insurance escrow account for loans secured by commercial real estate.  In order to monitor the adequacy of cash flows on income producing properties, the borrower is generally required to provide periodic financial information.

Loans secured by commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans.  These loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.  See "Asset Quality - Non-performing Loans." The largest commercial real estate lending relationship at December 31, 2008, was $1,004,000 secured by a restaurant, corporate assets, first and second mortgages on the borrowers’ primary and secondary residences and overdraft protection loans.

Construction or Development Lending.  Our construction loan portfolio consists of loans for the construction of one- to four-family residences and commercial properties, including land loans for development of these properties.  The weak housing market in our market area has reduced the demand for speculative residential construction loans.  We hope to increase our construction lending business, particularly with residential contractors, once this market improves.  Construction and development lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees.  In addition, construction and development loans, excluding land loans, are generally made with adjustable rates of interest for commercial properties and fixed rates for residential properties.  These loans have six-to nine-month terms and interest-only payments during the construction period.  Land loans are generally for residential developments.  They are three-year balloon, non-amortizing loans with an 85% maximum loan-to-value ratio and a fixed or adjustable rate of interest.  At December 31, 2008, we had $2.2 million in construction and development loans outstanding, representing 2.26% of our gross loan portfolio and consisting of $1.5 million in construction loans to the prospective owners of the one- to four-family residences being constructed and $700,000 in construction loans to builders for pre-sold and spec homes under construction.

Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction.  Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios.  We fund our construction loans based on actual work completed as determined by physical property inspections.  The acquisition and development loans are required to be repaid as lots are sold, though on an accelerated basis so that we are repaid before all the lots are sold.  See also the discussion under the headings "Classified Assets" and "Loan Delinquencies and Defaults" below.

Commercial Business Lending. We originate commercial business loans and at December 31, 2008, we had $3.1 million in commercial business loans, which was 3.26% of our loan portfolio. Prior to 2006, our commercial business portfolio was reported as part of our commercial real estate portfolio.  Our commercial business lending activities encompass loans with a variety of purposes and security including loans to finance inventory and equipment.  These are believed to carry higher credit risk than more traditional single family loans.

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

Consumer Lending. We offer a variety of secured consumer loans, including loans secured by new and used auto loans, boats, trailers and other recreational vehicles, unsecured consumer loans and loans secured by savings deposits.  We originate our consumer loans primarily in our market areas.  At December 31, 2008, our consumer loan portfolio totaled $5.5 million, or 5.8% of our gross loan portfolio.  Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

We originate auto loans on a direct and indirect basis.  Auto loans totaled $1.2 million at December 31, 2008, or 1.3% of our gross loan portfolio of which $722,000 were direct loans and $510,000were indirect loans. We have a relationship with two local used car dealerships for indirect lending under an arrangement providing a reserve fee to the referring dealer.  Auto loans may be written for up to six years and have fixed rates of interest.  Loan-to-value ratios are up to 100% of the sales price and or the retail value on new and late model used autos and the lesser of 90% of NADA or the sales price on other used autos.

We originate loans secured by boats, trailers and other recreational vehicles.  These loans totaled $2.8 million at December 31, 2008, or 2.9% of our gross loan portfolio. We have a relationship with two local boat dealers for indirect lending which provides for a reserve fee to the referring dealer.  These secured consumer loans are written with terms up to 15 years and usually have fixed interest rates.  Loan to value ratios are 100% of the sales prices for new collateral and the lesser of 90% of NADA value or the sales price for used collateral.

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

The Bank promotes its consumer loan products to existing customers, primarily through in-branch promotions, direct mailing, statement stuffers and to the community through newspaper and radio advertising.  We also work closely with area boat dealers and are present at shows they participate in and open houses to promote our products.  In addition to working closely with the boat dealers, we maintain and continue to develop vendor relationships with area consumer product dealers providing financing that are secured by the consumer goods being purchased.

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

The Bank has worked diligently to identify qualified builders to solicit loans for both speculative construction and contract construction for either new homes or remodeling projects.  We are an active member of the Barry County Homebuilders Association and make contacts with builders through joint sponsorship of various activities with building supply vendors.  The stagnant real estate market currently severely limits opportunities for originating such loans. While we are qualified to sell one- to four- family residential mortgage loans to Freddie Mac; we are currently selling fixed and adjustable rate loans with servicing released to independent purchasers.  These loans must comply with prescribed terms and conditions as defined by the correspondent relationship with underwriting, approval and commitment to buy being made prior to our approval and closing of these loans with our borrowers.  These loans are originated as Bank loans and assigned to the purchaser at closing.  The Bank typically receives at least 1% of the loan principal as an origination fee.  During the year ended December 31, 2008, we earned $31,000 in these origination fees.

During 2008, we sold residential mortgage loans to other financial institutions for asset liability and capital management purposes.

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

Delinquent Loans.  The following table sets forth our loan delinquencies for 60 days and over by type, number and amount at December 31, 2008.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Total Loans(1)	Number	Amount	Percent of Total Loans(1)	Number	Amount	Percent of Total Loans(1)
	(Dollars in thousands)
Real Estate:
One- to four- family	8	$502	0.53%	14	$1,636	1.71%	22	$2,138	2.24%
Commercial	3	834	0.87	11	1,695	1.77	14	2,529	2.64
	11	1,336	1.40	25	3,331	3.48	36	4,667	4.88

Consumer	4	2	0.01	1	7	0.01	5	9	0.02
Total	15	$1,338	1.41%	26	$3,338	3.49%	41	$4,676	4.90%
___________________________
(1) As a percentage of total gross loans of $95.6 million at December 31, 2008.

At December 31, 2008, we had 41 delinquent loans, totaling $4.7 million or 4.9% of total loans. At December 31, 2007 we had 16 delinquent loans totaling $1.8 million.  Loan delinquencies increased during 2008 primarily as the result of continuing difficult economic conditions including increasing unemployment in our market and borrowers' difficulty in making increased payments due to upward rate adjustments.  We expect delinquencies to increase during 2009 for the same reasons.

Non-performing Assets.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio.  Loans are generally placed on non-accrual status at 90 to 105 days past due or when the collection of principal and/or interest becomes doubtful.  The increase in non-performing loans in 2008 is the result of continuing deterioration in economic conditions in southwest Michigan which has increased unemployment and under-employment rates as well as reduced the earnings of many self employed individuals.  Collectively this has caused certain borrowers to become delinquent on loan payments.  We expect non-performing loans to increase during 2009. The declining real estate values in our market have substantially increased the probability and magnitude of losses on foreclosed real estate.

At December 31, 2008 we had 24 troubled debt restructurings totaling $2.5 million or 2.7% of total net loans, substantially all of which were residential mortgage loans in foreclosure proceedings.  Two of these loans were secured by commercial real estate.  Eighteen were single family residences.  One was secured by an attached single family condominium.  Three were consumer loans secured by a car, boat and travel trailer.

At December 31, 2008 we had seventeen non-accruing loans which totaled $2.3 million or 2.4% of total net loans.  This total includes four commercial loans:  (1) a $412,000 loan for the development of a residential plat; (2) a $217,000 participation loan for multi family units, which is in the process of being deeded in lieu of foreclosure; (3) a $39,000 loan secured by corporate assets and real estate; and (4) a $25,000 line of credit secured by corporate assets and real estate.  Residential loans include:  (5) ten one- to-four family homes totaling $1,268,000; (6) $289,000 for two construction spec loans; and (7) a participation loan of $100,000.

For additional disclosure of significant non-performing assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 to this Form 10-K.

	December 31,
	2008	2007	2006	2005
	(Dollars in thousands)
Accruing loans delinquent more than 90 days:
One- to four-family	$268	$404	$561	$79
Commercial real estate	713	144	---	---
Consumer	7	5	7	---
Total	988	553	568	79

Troubled debt restructuring:
One- to four-family	2,490	901	326	275
Total	2,490	901	326	275

Foreclosed assets:
One- to four-family	---	---	453	411
Consumer	---	10	12	18
Total	---	10	465	429

Non-accrual Loans:
One- to four-family	1,368	685	160	---
Commercial	982	794	371	---
Total	2,350	1,479	531	---

Total non-performing assets	$5,828	$2,943	$1,890	$783

Total as a percentage of total assets	5.21%	2.56%	1.65%	0.74%

Other Loans of Concern.  On December 31, 2008, the Bank was monitoring other loans of concern classified as substandard loans on the Bank’s monthly delinquency report.  These loans consisted of commercial loans that include:  three loans totaling $408,000 secured by one- to-four family first mortgages; three loans totaling $205,000 secured by commercial real estate; a $205,000 line of credit for land development; and a $540,000 land development loan.  Residential loans that include:  two loans totaling $232,000 secured by one- to-four family real estate; three second mortgage HELOC loans totaling $129,000; and two loans for vacant land with a total of $134,000.  Consumer loans include:  five secured loans totaling $18,000; three unsecured loans totaling $14,000.  Loans classified as doubtful include:  a $25,000 second mortgage secured by one-to four family real estate and a $7,000 secured consumer loan.

Past due loans classified as Special Mention that are being monitored by the Bank’s loan review committee include: (1) three commercial loans to a landscaping company that are secured by vehicles and equipment totaling $63,000; (2) two loans to a real estate developer that are secured by a single family real estate development and a second mortgage HELOC on the developer’s primary residence that totals $313,000;  (3)  two loans that include a first and second mortgage secured by a single family home totaling $214,000;  and a $71,000 first mortgage loan secured by a one- to four family residential property.

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

We regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of management's review of our loans, at December 31, 2008, we had $3.9 million in loans classified as substandard, $921,000 classified as doubtful and none as loss.  The total amount classified represented 92.7% of our equity capital and 4.3% of our assets at December 31, 2008.  This is a significant increase from classified assets of $1.8 million substandard and $421,000 doubtful at the end of 2007, which was 17.9% of equity capital and 1.35% of assets at December 31, 2007.  The increase is attributable to the further weakening of the Michigan economy and deterioration of collateral values.

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

At December 31, 2008, our allowance for loan losses was $858,000 or 0.91% of the total loan portfolio.  The increase in the allowance of $350,000, or 0.35% of the total loan portfolio at December 31, 2007, reflects the $598,000 in charge-offs during the year and the current economic conditions in our market area. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolios.  The allowance is discussed further in Notes 1 and 3 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth an analysis of the Bank's allowance for loan losses.

	Year ended December 31,
	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$508	$538	$476	$413

Charge-offs:
One- to four-family	430	225	22	---
Consumer	168	119	105	63
Total	598	344	127	63

Recoveries:
One-to four-family Consumer	--- 18	26 30	--- 27	--- 24
	18	56	27	24
Net charge-offs (recoveries)	580	288	100	39
Additions charged to operations	930	258	162	102
Balance at end of period	$858	$508	$538	$476

Net charge-offs during the period as a percentage of average loans outstanding during the period	0.61%	0.30%	0.10%	0.05%

Net charge-offs (recoveries) during the period as a percentage of average loans outstanding during the period	0.57%	0.30%	0.10%	0.05%

Allowance as a percentage of non-performing loans	25.71%	25.02%	48.90%	602.53%

Allowance as a percentage of total loans (end of period)	0.92%	0.51%	0.53%	0.52%

In 2005 we increased the allowance primarily in response to loan growth as quality indicators remained positive.  In 2006 the provision was increased in response to loan growth as well as economic conditions in our local market.  In 2008 we increased the provision in response to the current local economic conditions, deterioration of collateral values and increased loan delinquencies.

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2008		2007		2006		2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:
One- to four-family and home equity	$366	79.99%	$175	79.12%	$141	77.94%	$ 98	75.24%
Commercial real estate	314	8.74	99	9.00	114	9.02	160	9.39
Construction or development	40	2.26	19	2.03	35	3.58	39	8.92
Consumer	76	5.75	156	6.11	201	5.94	179	6.45
Commercial business	62	3.26	59	3.74	47	3.52	---	---
Total	$858	100.00%	$508	100.00%	$538	100.00%	$476	100.00%

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

As a member of the Federal Home Loan Bank of Indianapolis, we had $1.8 million in stock of the Federal Home Loan Bank of Indianapolis at December 31, 2008.  For the year ended December 31, 2008, we received $81,000 in dividends from the Federal Home Loan Bank of Indianapolis.  The following table sets forth the composition of our securities portfolio and other investments at the dates indicated which included no securities held to maturity.  At December 31, 2008, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2008		2007		2006
	Amortized cost	Fair Value	Amortized cost	Fair Value	Amortized cost	Fair Value
	(In thousands)
Securities available for sale, at fair value:
Mortgage-backed, including mutual funds	$1,597	$1,585	$1,954	$1,924	$2,108	$2,088
Total investment securities	1,597	1,585	1,954	1,924	2,108	2,088

Federal Home Loan Bank stock	1,785	1,785	1,589	1,589	1,589	1,589

Total securities	$3,382	$3,370	$3,543	$3,513	$3,697	$3,677

The composition and maturities of our investment securities portfolio at December 31, 2008, excluding Federal Home Loan Bank stock, are indicated in the following table.

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total securities
	Amortized cost	Weighted average yield	Amortized cost	Weighted average yield	Amortized cost	Weighted average yield	Amortized cost	Weighted average yield	Amortized cost	Weighted average yield	Fair value
	(Dollars in thousands)
Securities available for sale, at fair value:
Mortgage-backed, including mutual funds	$824	4.78%	$---	---%	$237	4.84%	$536	4.39%	$1,597	4.66%	$1,585

During 2008, management determined its mutual fund investment was other – than – temporarily impaired.  As a result, management recognized impairment losses of $281,544 during 2008.

Sources of Funds

General.  Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms, including special accounts for children and IRA accounts.  Our deposits consist of savings and checking accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit.  We solicit deposits primarily in our market areas and from financial institutions.  We also solicit deposits over the internet through Qwickrate.com. At December 31, 2008, our total brokered and wholesale deposits were $13.6 million, or 19.6% of all deposits on that date.   The Bank has, and anticipates continuing to, obtained deposits in the national market via the internet to meet funding needs beyond that satisfied by local deposits.  The interest rates the Bank has paid to obtain national market deposits have generally ranged from being equivalent to the rate offered in the local market to 0.5% above the local rate.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain deposits.  We have not been able to accept or renew brokered and wholesale deposits since we became adequately capitalized as of June 30, 2008. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.  The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious.  We try to manage the pricing of our deposits in keeping with our asset and liability management, liquidity and profitability objectives, subject to competitive factors.  Based on our experience, we believe that our deposits are relatively stable sources of funds.  Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

Under regulations of the Board of Governors of the Federal Reserve System, we are required to maintain non-interest bearing reserves at specified levels against our transaction accounts, primarily checking and NOW accounts.  At December 31, 2008, the Bank was in compliance with these Federal Reserve requirements.

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2008.

	Maturing
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
	(In thousands)
Certificates of deposit less than $100,000	$5,446	$2,957	$ 13,885	$5,301	$27,589
Certificates of deposit of $100,000 or more	6,847	1,999	4,945	859	14,650
Public funds(1)	442	269	789	---	1,500
Total certificates of deposit	$12,735	$5,225	$ 19,619	$6,160	$43,739
____________________
(1) Deposits from governmental and other public entities.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by MainStreet Savings Bank at the dates indicated.

	December 31,
	2008		2007		2006		2005
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Transactions and Savings Deposits:
Non interest-bearing demand	$4,742	6.83%	$5,523	6.94%	$ 6,511	7.87%	$ 6,852	10.56%
Interest-bearing demand	5,098	7.34	4,241	5.33	4,446	5.37	5,283	8.14
Statement savings	7,106	10.23	7,152	8.99	8,374	10.12	9,019	13.90
Money market	8,712	12.55	5,844	7.35	6,047	7.30	6,322	9.74
IRA	10	0.01	12	0.02	16	0.02	21	0.03
Total non-certificates	25,668	36.96	22,772	28.63	25,394	30.68	27,497	42.36

Certificates:
0.00 - 1.99%	---	---	---	---	---	---	1,920	2.96
2.00 - 3.99%	26,479	38.14	8,906	11.20	10,822	13.07	23,065	35.53
4.00 - 5.99%	17,260	24.86	47,727	60.01	46,485	56.15	12,413	19.12
6.00 - 7.99%	---	---	---	---	---	---	---	---
Total certificates	$43,739	63.00	$56,633	71.21	57,307	69.22	37,398	57.62
Accrued interest	33	0.04	128	0.16	82	0.10	13	0.02

Total deposits	$69,440	100.00%	$ 79,533	100.00%	$ 82,783	100.00%	$64,908	100.00%

Money market accounts have increased from 2007 to 2008 because of the current economic conditions and customers choosing to hold their money in more secure accounts.  Certificates of deposit have decreased due to maturing brokered and wholesale deposits and our inability to renew such deposits when we became adequately capitalized in June 2008.

Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals.  Our borrowings consist of advances from the Federal Home Loan Bank of Indianapolis and a loan from a commercial bank.  See Note 7 of the Notes to Consolidated Financial Statements and the description of the loan under “General” above.

We are a member of and may obtain advances from the Federal Home Loan Bank of Indianapolis, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Banks provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to be used to provide funds for residential home financing.  At December 31, 2008, we had $35.7 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $725,000 from the Federal Home Loan Bank of Indianapolis.  At that same date, we had $49.8 million in residential mortgages pledged as collateral for our advances and an additional $800,000 of mortgage-backed securities pledged as collateral for advances.  We are required to own stock in our Federal Home Loan Bank based on the amount of our advances.  At December 31, 2008, we had $1.8 million in such stock.

The Bank is authorized to borrow from the Federal Reserve Bank of Chicago "discount window" after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings.  We have never borrowed from the Federal Reserve Bank but have submitted an application to be approved for such borrowing.

The following table sets forth the maximum month-end balance and average balance of borrowings for the Company and the Bank for the periods indicated.

	For the year ended December 31,
	2008	2007	2006	2005
	(Dollars in thousands)
Maximum month-end balance:
Federal Home Loan Bank advances	$35,700	$26,400	$30,450	$32,000
Bank loan	700	700	2,000	1,000
Total	$36,400	$27,100	$32,450	$33,000

Average balances:
Federal Home Loan Bank advances	$31,264	$22,730	$27,146	$27,171
Bank loan	700	700	1,800	583
Total	$31,964	$23,430	$28,946	$27,754

Weighted average interest rate of:

Federal Home Loan Bank advances	3.61%	5.28%	5.35%	4.25%
Bank loan	6.69	8.10	8.62	3.91
All borrowings	3.54%	4.33%	5.56%	4.24%

The increase in advances was due to our inability to renew brokered and wholesale deposits which we could not renew due to the Bank’s becoming adequately capitalized on June 30, 2008.

The following table sets forth certain information about our borrowings at the dates indicated.

	December 31,
	2008	2007	2006	2005
	(Dollars in thousands)
Federal Home Loan Bank advances	$35,700	$26,400	$21,400	$32,000
Bank loan	700	700	700	1,000
Total	$36,400	$27,100	$22,100	$33,000

Weighted average interest rate of:
Federal Home Loan Bank advances	1.90%	4.86%	5.30%	4.46%
Bank loan	6.69	8.10	8.37	7.08
Total borrowings	3.68%	4.94%	5.40%	4.54%

Subsidiary and Other Activities

The Bank has one active subsidiary, MainStreet Financial Services, Inc., a licensed insurance agency.  The subsidiary has an investment in MBT Title Company, which is jointly owned by members of the Michigan Bankers Association.  At December 31, 2008, our total investment in the subsidiary was $2,400.  For 2008, earnings were $10,000.

The Bank has a contract with Regal Financial Services, a third party broker-dealer that offers securities brokerage services to our customers at a separate location in our main banking office.  We receive compensation from them for the use of the office space and certain administrative services.  We earned $17,000 in 2008.

Employees

At December 31, 2008, we had a total of 29 full-time employees and 13 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

How We Are Regulated

Set forth below is a brief description of certain laws and regulations that are applicable to the Company, the Bank and MHC.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere in this Report, do not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.  Legislation is introduced from time to time in the United States Congress that may affect the operations of the Company and the Bank.  In addition, the regulations governing the Company and the Bank may be amended from time to time by the OTS, the FDIC or the SEC, as appropriate.  Any legislative or regulatory changes in the future could adversely affect the Company and the Bank.  No assurance can be given as to whether or in what form any such changes may occur.

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

Effective April 4, 2008, the Bank entered into a supervisory agreement to address the OTS’s concerns regarding the financial condition of the Bank.  Among other things, the supervisory agreement requires the Bank to: (1) prepare and submit a three-year business plan; (2) revise its liquidity management policy; (3) enhance compliance training; (4) prepare and submit quarterly reports on classified assets; and (4) continue to abide by the limits in the February 5, 2008 “troubled condition” letter, including limits on growth and third party contracts.

The Bank became adequately capitalized as of June 30, 2008 and may become undercapitalized in 2009 under prompt corrective action regulations of the OTS.  See –“Prompt Corrective Action”.  The continuing decline in the Bank’s capital may result in additional regulatory actions, including placing the Bank in receivership.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.  The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September to address volatility in the U.S. banking system.

The Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (”TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled asset of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  Because of our poor financial condition, we are not allowed to participate in the TARP program.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program (TLGP) in October 2008. Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program (DGP) and the Transaction Account Guarantee Program (TAGP).  Eligible entities continue to participate unless they opted out on or before December 5, 2008.

For the DGP, eligible entities are generally US bank holding companies, savings and loan holding companies, and FDIC-insured institutions.  Under the DGP, the FDIC guarantees new senior unsecured debt of an eligible entity issued not later than June 30, 2009, and, if an application is approved, guarantees certain mandatory convertible debt.  The Company opted out of the DGP.

For the TAGP, eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts.  NOW accounts and money market deposit accounts are not covered.  Participating institutions pay fees of 10 basis points (annualized) on the balance of each covered account in excess of $250,000 during the period through December 31, 2009.  The Bank participates in the TAGP.

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

If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank.  As of December 31, 2008, the Bank met this requirement with a qualified thrift lender percentage of 86.7%.

Under OTS regulations, the Bank is subject to a lending limit for loans to one borrower or group of related borrowers.  This lending limit is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case the limit is increased to 25% of unimpaired capital and surplus).  At December 31, 2008, our lending limit under this restriction was $752,000, and our largest loan relationship at that date involves a director with business and residential loans totaling $1.8 million.  The loans in this relationship were in compliance with our lending limit at the time they were made and are considered to be nonconforming under OTS regulations so long as the amount remains above our current lending limit.  All of our outstanding loan relationships were in compliance with applicable lending limits at the time they were originated.

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

FDIC Regulation and Insurance of Accounts.  The Bank's deposits are insured up to the applicable limits by the deposit insurance fund administered by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Our deposit insurance premiums for the year ended December 31, 2008 were $179,000.  This is a significant increase over the $30,000 in FDIC deposit premiums we paid during 2007.  This increase reflects the general increases imposed on all institutions and higher levels required due to our financial condition. Those premiums will increase in 2009 due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks.  In February 2009, the FDIC issued new deposit premium regulations proving for increases or premiums, higher premiums for institutions with secured debt (including FHLB advances and brokered deposits) and a special assessment in the second quarter of 2009 to replenish the fund.  Under these new deposit insurance premium regulations, the FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories.  Each institution is assigned to one of four risk categories based on capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  Under FDIC’s risk-adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rate after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 34 basis points Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009 to be collected on September 30, 2009. The FDIC has indicated that if, its borrowing authority from the United States Treasury is increased, it would reduce the special assessment to 10 basis points. There is legislation pending to increase that borrowing authority from $30 billion to $100 billion (and up to $500 billion under special circumstances). The FDIC also proposed that it could increase assessment rates in the future without formal rulemaking.

The FDIC also may prohibit any FDIC-insured institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund.  The FDIC also has the authority to initiate enforcement actions against the Bank and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

Regulatory Capital Requirements.

Capital Requirements for the Bank.  The Bank is required to maintain minimum levels of regulatory capital under regulations of the OTS.  The capital standards require core or Tier 1 capital equal to at least 3.0% of adjusted total assets for the strongest institutions with the highest examination rating and 4.0% of adjusted total assets for all other institutions, unless the OTS requires a higher level based on the particular circumstances or risk profile of the institution.  Core capital generally consists of tangible capital plus certain intangibles.  At December 31, 2008, MainStreet Savings Bank had core capital equal to $5.0 million, or 4.5% of adjusted total assets, which was $574,000 above its required level of 4.0%.

 The OTS also requires MainStreet Savings Bank to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core or Tier 1 capital and Tier 2 capital, which for MainStreet Savings Bank at December 31, 2008, consists of $858,000 of its allowance for possible loan and lease losses. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  The OTS is authorized to require MainStreet Savings Bank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.  At December 31, 2008, MainStreet Savings Bank had $70.3 million in risk-weighted assets and total capital of $5.9 million, or 8.35% of risk-weighted assets, which was $243,000 above the required level.

Prompt Corrective Action.  The OTS is authorized and, under certain circumstances, required to take certain actions against federal savings banks that fail to meet these capital requirements or that fail to maintain an additional capital ratio of Tier 1 capital of at least 4.0% of risk weighted-assets.  The OTS is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% total risk-based capital ratio.  Any such institution must submit a capital restoration plan and until the plan is approved by the OTS may not increase its assets, is subject to close monitoring, acquire another institution, establish a branch, increase asset size or engage in any new activities, and generally may not make capital distributions.  In addition, as part of the required capital restoration plan, the Company must guarantee that the Bank will return to adequately capitalized status and provide reasonable assurances of performance of that guarantee.  If a capital restoration plan is not approved by the ORS, the undercapitalized institution is treated as if it were “significantly under capitalized”.

Any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered "significantly undercapitalized" and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution and forced changes in directors and executive officers.  An institution with tangible equity to total assets of less than 2.0% is "critically undercapitalized", which subjects it to further mandatory restrictions and requires the OTS to appoint a conservator or receiver within 90 days, unless other action furthers the purposes of the law governing prompt corrective action.    The OTS generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to that category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OTS of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.

Institutions with at least a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio and an 8.0% total risk-based capital ratio are considered "adequately capitalized." An institution is deemed a "well-capitalized" institution if it has at least a 5% leverage capital ratio, a 6.0% Tier 1 risked-based capital ratio and a 10.0% total risk-based capital ratio.

 At December 31, 2008, MainStreet Savings Bank was considered an "adequately capitalized" institution.  As a result, the Bank is prohibited from accepting or renewing brokered deposits.  The Bank may become undercapitalized in 2009.

Capital Requirements for MainStreet Financial Corporation. MainStreet Financial Corporation is not subject to any specific capital requirements.  The OTS, however, will expect MainStreet Financial Corporation to support MainStreet Savings Bank, including providing additional capital when MainStreet Savings Bank does not meet its requirements.  If the Bank becomes undercapitalized, the Company will be expected to provide a capital guarantee.  As a result, the OTS limits the ability of MainStreet Savings Bank to pay dividends to MainStreet Financial Corporation.

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

Federal Securities Laws. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended.  The Company will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

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

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2008, the Bank had net operating loss carryforwards of $3,587,081 for federal income tax purposes, which begin expiring in 2021.

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

Internet Website

The Company and the Bank maintain a website, www.mainstreetsavingsbank.com.  Information pertaining to the Company, including SEC filings, can be found by clicking the link on our site called “Investor Relations.”  This Annual Report on Form 10-K and our other reports, proxy statements and other information filed with the SEC are available on that website within the Investor Relations webpage by clicking the link called “SEC Filings.”  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  For more information regarding access to these filings on our website, please contact our Corporate Secretary 2005 5th Avenue, Suite 200, Seattle, Washington, 98121 or by calling (206) 448-0884.

Item 1A.     Risk Factors
Because; the Company is a smaller reporting company it is not required to provide risk factors.  However, the declining capital of the Bank may result in the Bank being placed in receivership.  See “Item 1 – General" and "How we are Regulated”.

Item 1B.     Unresolved Staff Comments
None

Item 2.  Properties

At December 31, 2008, we had two full-service offices having closed the Hastings supermarket office as of the close of business on that date.  The main office of the Company is the main office of the Bank.  The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2008.  The aggregate net book value of the Company's premises and equipment was $3.4 million at December 31, 2008.  See also Note 4 of the Notes to Consolidated Financial Statements.  The office buildings we own are held substantially free of encumbrances or mortgages.  In the opinion of management, the facilities are adequate and suitable for the needs of the Company

Location	Year opened	Owned or leased	Lease expiration date	Net book value at December 31, 2008
				(In thousands)

Main office: 629 W. State Street Hastings, Michigan 49058	1998	Owned	N/A	$2,345

Branch office: 802 Fourth Avenue Lake Odessa, Michigan 48849	1977	Owned	N/A	$18

Loan production office: Cornerstone Building Suite 2 407 West Michigan Avenue Kalamazoo, Michigan 49007	2006	Leased	5/8/2009(1)	---
____________________
(1) This lease may be terminated by the landlord or us with 90 days written notice. No decision has been made regarding the renewal of this lease.

Our data processing service provider is FPS Gold.  We maintain depositor and borrower customer files and our accounting records on an on-line basis, utilizing their online real time system.  The book value of all data processing and computer equipment utilized by the Bank at December 31, 2008 was $92,000.  Management has a disaster recovery plan in place with respect to the data processing system, as well as the Bank’s operations as a whole.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The information under the heading “Shareholder Information” in the Company’s 2008 Annual Report to Shareholders, which is included in Exhibit 13, is incorporated herein by reference.

The Company made no stock repurchases during the quarter ended December 31, 2008.

Item 6.  Selected Financial Data

The information under the heading “Selected Consolidated Financial Information” in the Company’s 2008 Annual Report to Shareholders, which is included in Exhibit 13, is incorporated herein by reference.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Annual Report to Shareholders, which is included in Exhibit 13, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Liability Management” in the Company’s 2008 Annual Report to Shareholders, which is included in Exhibit 13, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements are in the Company’s 2008 Annual Report to Shareholders, which is included in Exhibit 13, and are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A (T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule13a.15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2008, was carried out under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer, and several other members of our senior management as of the end of the period covered by this report.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation of our independent public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Change in Internal Control Over Financial Reporting.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a.15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information concerning the Directors and Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in May 2009, a copy of which will be filed not later than 120 days after the close of our fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee are Directors Carl A. Schoessel, Eric T. Dreisbach, David L. Jasperse, Gordon F. Fuhr and Mary Lou Hart all of whom are considered independent under Nasdaq listing standards.  The Board of Directors has determined that Carl A. Schoessel is an “audit committee financial expert” as defined in applicable SEC rules.  Additional information concerning the audit committee of the Company’s Board of Directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

In 2006, we adopted a Code of Business Conduct and Ethics based upon the standards set forth under Item 406 of Regulation S-B of the Securities and Exchange Commission.  The Code applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics was included in our form 10-Q for the quarter ended September 31, 2006, and is available on our internet website at www.mainstreetsavingsbank.com.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in May 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in May 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The Company has no equity compensation plans providing for options, warrants or rights.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in May 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 15. Exhibits
(a)(1)  List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007
Consolidated Statements of Equity for the Years Ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:

Exhibit Number from Item 601 of Regulation S-B	Document	Reference to Prior Filing or Exhibit Number If Attached Hereto
3(i)	Charter of MainStreet Financial Corporation	*
3(ii)	Bylaws of MainStreet Financial Corporation	*

4	Stock Certificate of MainStreet Financial Corporation	*

10	Material contracts:
	10.1 Loan Agreement with Independent Bank	*
	10.4 Employee Stock Ownership Plan	*
	10.6 Deferred Compensation Plan for Directors and Officers	*
	10.8 Current Director Fee Arrangements	10.8
	10.9 Forbearance Letter from Independent Bank for Holding Company Loan dated April 1, 2009	10.9
	10.10 Forbearance Letter from Independent Bank for ESOP Loan dated April 1, 2009	10.10

13	2008 Annual Report to Shareholders	13

14	Code of Business Conduct and Ethics	**

21	Subsidiaries of the Company	*

24	Power of Attorney	***

31	Rule 13a-14(a)/15d-14(a) Certifications	31

32	Section 1350 Certifications	32
________________________________
*	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-137523), declared effective by the Securities and Exchange Commission on November 13, 2006.
**	Filed as an exhibit to the Issuer's Quarterly Report for the Quarter Ended September 30, 2006 on Form 10-QSB, filed with the Securities and Exchange Commission on December 21, 2006.
***	On signature page.

(b)  Exhibits - Included, see list in (a)(3).
(c)  Financial Statements Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINSTREET FINANCIAL CORPORATION

Date: April 2, 2009	By:	/s/ David L. Hatfield David L. Hatfield, President and Chief Executive Officer (Duly Authorized Representative)

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

/s/ David L. Hatfield David L. Hatfield President, Chief Executive Officer and Director (Principal Executive Officer)	/s/ Gordon F. Fuhr Gordon F. Fuhr Chairman of the Board and Director
Date: April 2, 2009	Date: April 2, 2009
/s/ Eric T. Dreisbach Eric T. Dreisbach Director	/s/ Mary Lou Hart Mary Lou Hart Director
Date: April 2, 2009	Date: April 2, 2009
/s/ David L. Jasperse David L. Jasperse Director	/s/ James R. Toburen James R. Toburen Senior Vice President, Treasurer, Director and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 2, 2009	Date: April 2, 2009
/s/ Carl A. Schoessel Carl A. Schoessel Director

Date: April 2, 2009

Index to Exhibits

10.8	Current Director Fee Arrangements
10.9	Forbearance Letter from Independent Bank for Holding Company Loan
10.10	Forbearance Letter from Independent Bank for ESOP Loan
13	Annual Report to Shareholders for the Year Ended December 31, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial officer
32	Section 1350 Certifications