Form 10-Q
period 2009-03-31
MAINSTREET FINANCIAL CORP
filed 2009-05-15
CIK 1375017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:                                                                005-82164

MAINSTREET FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

United States	20-1867479
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

629 W. State Street, Hastings, Michigan 49058-1643
(Address of principal executive offices)

(269) 945-9561
(Registrant’s telephone number, including area code)

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

Yes [X]                      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the proceeding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act.  (Check one)

Large accelerated filer	Accelerated filer ____

Non-accelerated filer	Smaller reporting company X
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                           No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
At April 30, 2009, there were 756,068 shares of the issuers' common stock outstanding.

MAINSTREET FINANCIAL CORPORATION

PART I     FINANCIAL INFORMATION

Item 1       Financial Statements

MAINSTREET FINANCIAL CORPORATION

Consolidated Balance Sheets as of
March 31, 2009 (unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from financial institutions	$1,781,569	$2,336,048
Interest-bearing deposits	9,881,687	5,587,338
Cash and cash equivalents	11,663,256	7,923,386

Securities available for sale	1,544,252	1,584,990
Loans, net of allowance of $830,213 at March 31, 2009 and $858,370 at December 31, 2008	92,591,427	93,879,925
Federal Home Loan Bank (FHLB) stock	1,785,000	1,785,000
Accrued interest receivable	522,274	550,079
Premises and equipment, net	3,353,413	3,389,961
Intangible assets	658,999	697,764
Other real estate owned	1,758,421	1,830,519
Other assets	239,584	166,490

	$114,116,626	$111,808,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$4,925,047	$4,742,394
Interest-bearing	68,179,011	64,664,994
	73,104,058	69,407,388
FHLB advances	34,400,000	35,700,000
Note payable	700,000	700,000
ESOP note payable	227,424	227,424
Accrued interest payable	56,928	64,329
Advance payments by borrowers for taxes and insurance	360,946	137,073
Accrued expenses and other liabilities	387,503	369,853
Total liabilities	109,236,859	106,606,067

Shareholders’ equity
Common stock - $.01 par value, 9,000,000 shares authorized, 756,068 shares issued and outstanding	7,561	7,561
Additional paid in capital	2,792,522	2,799,766
Unearned ESOP shares	(205,671)	(213,738)
Retained earnings	2,295,989	2,620,794
Accumulated other comprehensive loss	(10,634)	(12,336)
Total shareholders’ equity	4,879,767	5,202,047
Total liabilities and shareholders’ equity	$114,116,626	$111,808,114

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Operations for the
Three-Month Periods Ended
March 31, 2009 and 2008 (Unaudited)

	Three Months Ended March 31,
	2009	2008

Interest income
Loans, including related fees	$1,364,376	$1,600,687
Taxable securities	32,785	45,123
Other	1,383	29,835
	1,398,544	1,675,645

Interest expense
Deposits	475,836	718,918
FHLB advances	165,125	319,421
Other	7,882	13,623
	648,843	1,051,962

Net interest income	749,701	623,683

Provision for loan losses	135,344	80,000

Net interest income after provision for loan losses	614,357	543,683

Non-interest income
Fees and service charges	84,408	90,561
Other than temporary impairment on securities	(31,786)	(23,651)
Gain (loss) on sale of loans	16,482	2,579
Gain (loss) on sale of repossessed assets	(15,975)	(12,554)
Other	1,471	5,368
	54,600	62,303
Non-interest expenses
Salaries and employee benefits	419,664	453,814
Premises and equipment, net	99,842	138,395
Administrative and general	186,782	116,219
Data processing through service bureau	65,542	66,800
Amortization of intangible assets	38,765	39,549
Regulatory assessments	110,026	41,455
Professional services	59,978	62,314
Advertising and public relations	13,163	17,803
	993,762	936,349

Net Loss before taxes	(324,805)	(330,363)

Income tax expense (benefit)	---	---

Net Loss	$(324,805)	$(330,363)

Comprehensive loss	$(323,103)	$(312,683)

Basic and diluted loss per share	$(.44)	$(.45)

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity
For the Three-Month Period Ended March 31, 2009 (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance – January 1, 2009	$7,561	$2,799,766	$2,620,794	$(213,738)	$(12,336)	$5,202,047

Net loss	---	---	(324,805)	---	---	(324,805)

Change in unrealized gain/loss on securities available for sale, net of reclassifications	---	---	---	---	1,702	1,702

Earned ESOP shares	---	(7,244)	---	8,067	---	823

Balance – March 31, 2009	$7,561	$2,792,522	$2,295,989	$(205,671)	$(10,634)	$4,879,767

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Cash Flows for the
Three-Month Periods Ended March 31, 2009 and 2008 (Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities
Net loss	$(324,805)	$(330,363)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	36,548	55,401
Amortization, net of accretion
Securities	725	818
Loans	314	(6,732)
Intangible assets	38,765	39,549
Provision for loan losses	135,344	80,000
Loans originated for sale	(1,151,100)	(207,900)
Proceeds from sales of loans originated for sale	1,167,582	210,479
Gain on sale of loans	(16,482)	(2,579)
Other-than-temporary impairment of securities	31,786	23,651
ESOP expense	823	5,287
(Gain) loss on sale of other real estate owned	15,975	---
Change in assets and liabilities
Change in deferred fees and discounts	3,154	14,169
Accrued interest receivable	27,805	67,282
Other assets	(73,094)	60,918
Accrued interest payable	(7,401)	(11,763)
Other liabilities	17,650	(35,979)
Net cash from (used in) operating activities	(96,411)	(37,762)

Cash flows from investing activities
Activity in available-for-sale securities:
Principal repayments, maturities, sales and calls	9,929	30,689
Loan originations and payments, net	1,032,253	144,087
Loans sold from portfolio	---	3,874,569
Sales of other real estate owned	397,429	---
Net cash used in investing activities	1,439,611	4,049,345

(Continued)

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Cash Flows for the
Three-Month Periods Ended March 31, 2009 and 2008 (Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from financing activities
Net change in deposits	3,696,670	(7,199,140)
Proceeds from FHLB advances	22,300,000	6,000,000
Repayment of FHLB advances	(23,600,000)	(2,000,000)
Net cash from (used for) financing activities	2,396,670	(3,199,140)

Net change in cash and cash equivalents	3,739,870	812,443

Cash and cash equivalents at beginning of period	7,923,386	5,171,303

Cash and cash equivalents at end of period	$11,663,256	$5,983,746

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$656,244	$1,063,725
Supplemental disclosures of non cash activities
Transfer of loans to other real estate	$341,305	$707,675

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

1.           BASIS OF PRESENTATION:

The unaudited, consolidated financial statements include the consolidated results of operations of MainStreet Financial Corporation (the “Company”), MainStreet Savings Bank (the “Bank”) and MainStreet Financial Services, Inc., a wholly owned subsidiary of the Bank.  These financial statements do not include the accounts of the Company’s parent company, Mainstreet Financial Corporation, MHC (the “MHC”).  These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the period ended March 31, 2009, should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2008.

2.           EARNINGS PER SHARE:

              Basic earnings/loss per share is net income/loss divided by the weighted average number of common shares outstanding during the periods which was 735,232 shares for the quarter ended March 31, 2009 and 728,029 shares for the quarter ended March 31, 2008.  ESOP shares are considered outstanding for this calculation, unless unearned.  There are currently no potentially dilutive common shares issuable under stock options or other programs.  Earnings/loss and dividends per share are restated for all stock splits and dividends through the date of the financial statements.

3.           RECENT ACCOUNTING DEVELOPMENTS:

Adoption of New Accounting Standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard did not have any impact on the Company’s results of operations or financial position.

              In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which changed the accounting and reporting for minority interests, recharacterizing them as noncontrolling interests and classifying them as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  The adoption of FAS No. 160 did have a significant impact on the Company’s results of operations or financial position.

              In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”.  FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities.  FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Recently Issued and Not Yet Effective Accounting Standards:

               In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter and does not expect the adoption to have a material effect on the results of operations or financial position.

              In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, and does not expect the adoption to have a material effect on the results of operations or financial position.

              In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter.

4.           FAIR VALUE MEASUREMENTS:

              Statement 157 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

              The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

              Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$1,544,000	---	$1,544,000	---
		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$1,585,000	---	$1,585,000	---

Assets and Liabilities Measured on a Non-Recurring Basis

              Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$492,247	---	---	$492,247
Other real estate owned	$645,214	---	---	$645,214
		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$638,592	---	---	$638,592

The following represent impairment charges recognized during the period:

           Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a March 31, 2009 carrying amount of $597,302, with a valuation allowance of $105,055, resulting in an additional provision for loan losses of a similar amount for the period. This is compared to December 31, 2008 when the fair value of the collateral dependent impaired loans was $808,647 with a valuation allowance of $170,055 resulting in an additional provision for loan losses of  $111,000 for 2008.

Other real estate owned , which is measured for impairment using the fair value of the collateral had a March 31, 2009 carrying amount of $780,714 with valuation write-downs of $135,500 which were taken during the period as expense.

           The fair value of impaired loans and other real estate owned at March 31, 2009 are estimated  using collateral values.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, management classifies the impaired loans and other real estate owned as nonrecurring Level 3.

5.           REGULATORY MATTERS

Capital

The Bank is subject to minimum regulatory capital requirements imposed by the OTS.  Based on its capital levels at March 31, 2009, The Bank exceeded these requirements as of that date.  Effective June 30, 2008, however, the Bank’s risk based capital fell to below 10%, which is the required for well–capitalized status.  As reflected below, the Bank met the minimum capital ratios to be considered adequately-capitalized by the OTS, based on its capital levels at March 31, 2009.  As a result of the Company’s operating losses, it does not expect to return to well-capitalized status this year and there can be no assurance that it will continue to meet the adequately capitalized standards during 2009.  The Bank is currently under a supervisory directive and supervisory agreement from the OTS.

	Actual		Minimum Required for Adequately Capitalized Status		Excess over Adequately - Capitalized Status
	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
		(Dollars in thousands)
Tier 1 leverage (core) capital ratio	$4,744	4.19%	$4,533	4.00%	$ 211	0.19%
Tier 1 risk-based capital ratio	4,744	6.84	2,772	4.00	1,972	2.84
Total risk-based capital ratio	5,574	8.04	5,545	8.00	29	0.04

_________________________________
(1)  Ratio is a percent of adjusted total assets of $113.3 million for the Tier 1 leverage capital ratio and a percent of risk-weighted assets of$69.3 million for the Tier 1 and total risk-based capital ratios.

Because the Bank has fallen below well-capitalized status, it may not accept or renew brokered deposits without regulatory approval from the Federal Deposit Insurance Corporation, which has been applied for.  There can be no assurances when, or if, this FDIC approval will be received.  Because the Bank’s capital level has fallen below well-capitalized status, the OTS may initiate additional enforcement action against the Bank, which additional actions could include the issuance of a cease & desist order, a capital directive and ultimately, placing the Bank in receivership.

Primarily as a result of our continuing operating losses, the Bank received a letter from the OTS dated February 5, 2008, stating that the Bank is deemed to be in troubled condition, and, as a result, is subject to specified operating restrictions.  These operating restrictions provide that: (1) the Bank must limit its quarterly asset growth to net interest credited on deposit liabilities during the quarter (unless additional asset growth is permitted by the OTS); (2) the Bank must obtain OTS approval prior to appointing any new director or senior executive officer; (3) the Bank’s ability to enter into certain severance agreements or make certain severance payments is limited by 12 C.F.R. § 359; (4) the Bank must receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and officers; (5) the Bank must obtain OTS approval of all third-party contracts outside the normal course of business; and (6) the Bank must provide the OTS with 30-days notice of all proposed transactions with affiliates.

Effective April 4, 2008, the Bank entered into a supervisory agreement with the OTS to address the OTS’s concerns regarding the financial condition of the Bank.  Among other things, the supervisory agreement requires the Bank to: (1) prepare and submit a three-year business plan; (2) revise its liquidity management policy; (3) enhance compliance training; (4) prepare and submit quarterly reports on classified assets; and (5) continue to abide by the limits in the February 5, 2008 “troubled condition” letter.  Management is in compliance with this agreement. Currently management is attempting to improve its capital levels by reducing costs, maximizing the use of the lowest cost of funds and diligently working with customers to reduce delinquencies and foreclosures.

The continuing decline in the Bank’s capital since the execution of the supervisory agreement could result in the OTS pursuing additional enforcement and regulatory actions against the Bank and Company.  Unless the Bank is acquired or receives a significant capital infusion in 2009, such additional actions could include the issuance of  cease & desist order, a capital directive and ultimately placing the Bank in receivership.

The Bank’s loss of well-capitalized status, operating losses and level of non-accrual loans and other real estate owned all are violations of financial covenants and events of default for the Company’s and the Bank’s ESOP loans from a third party bank.  That lending bank has provided letters agreeing to forbear from enforcing those covenants against the Company and the ESOP through June 30, 2009, so long as the Company and ESOP otherwise remain in compliance with the loan documents and the forbearance letters.  We will ask the lending bank for additional forbearance if the Bank does not return to well-capitalized status by June 30, 2009.  However, that forbearance may not be granted.

Item 2     Management’s Discussion and Analysis

Forward-Looking Statements

This report contains certain ‘forward-looking statements’ that may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” or “estimated.”  Our financial condition, results of operations and business are subject to various factors that could cause actual results to differ materially from these estimates.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates (particularly the relationship of short-term rates to long-

term rates), deposit flows, demand for mortgage, consumer and other loans, real estate values, local levels of unemployment and underemployment, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.  Our ability to predict results or the actual effect of future plans or strategies is uncertain.   We do not undertake, and specifically disclaim, any obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview of Quarter and Recent Regulatory Matters

           The principal business of the Company is operating the Bank, its wholly owned subsidiary.  The Bank is a community oriented institution primarily engaged in attracting retail deposits from the general public and originating one- to four-family residential loans in its primary market area, including construction loans and home equity lines of credit.  The Bank also originates a limited amount of construction or development, consumer and commercial loans.  The Company is in a mutual holding company structure and 53% of its stock is owned by the MHC.

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans and investment and mortgage-backed securities, and the interest we pay on our interest-bearing liabilities, consisting of savings and checking accounts, money market accounts, time deposits and borrowings.  Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense.  As a result of the slower economy in southwest Michigan, loan originations have decreased.  Non-interest income consists primarily of service charges on deposit accounts, transaction fees and commissions from investment services.  Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment and data processing, advertising and other costs.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The allowance for loan losses has decreased to $830,000 at March 31, 2009 from $858,000 at December 31, 2008.  The decrease during the quarter is the result of a $135,000 provision for loan losses and recoveries of $8,000, less charge-offs of $171,000.  The charge-offs for the quarter were primarily a $65,000 loss attributable to the write-down of a land development loan, which had been previously allocated in the allowance and $72,000 in additional charge-offs related to collateral valuation changes of certain nonperforming loans.  Management believes the allowance at March 31, 2009 is adequate given the collateralization of delinquent and non-performing loans.

During the first quarter of 2009, the Company’s earnings continued to be negatively impacted by decreased interest income, which reduced interest margins, and the slower economy in southwest Michigan, which significantly reduced loan demand and increased loan delinquencies and associated losses.  We experienced a $325,000 loss in the first three months of 2009, which reduced our capital.  The continuing weak economy has caused a $852,000 increase in our non-performing loans during the quarter.  See “Difficult market conditions and economic trends have adversely affected our industry and our business” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, for additional information about recent economic conditions.

As a result of the Bank’s continuing operating losses and declining capital levels, it became adequately capitalized under prompt corrective action regulations of the Office of Thrift Supervision (“OTS”) as of June 30, 2008.  We anticipate that the Bank will continue to experience operating losses in

2009, which will continue to reduce its capital level.  As a result, the Bank may become under capitalized under the OTS prompt corrective action regulations, which would subject it to additional regulatory limits and requirements and would require the Company to provide a partial capital guarantee for the Bank.  The Company may not be able to fulfill such a requirement.

Primarily as a result of our continuing operating losses, the Bank received a letter from the OTS dated February 5, 2008, stating that the Bank is deemed to be in troubled condition, and, as a result, is subject to specified operating restrictions.  These operating restrictions provide that: (1) the Bank must limit its quarterly asset growth to net interest credited on deposit liabilities during the quarter (unless additional asset growth is permitted by the OTS); (2) the Bank must obtain OTS approval prior to appointing any new director or senior executive officer; (3) the Bank’s ability to enter into certain severance agreements or make certain severance payments is limited by 12 C.F.R. § 359; (4) the Bank must receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and officers; (5) the Bank must obtain OTS approval of all third-party contracts outside the normal course of business; and (6) the Bank must provide the OTS with 30-days notice of all proposed transactions with affiliates.

Effective April 4, 2008, the Bank entered into a supervisory agreement with the OTS to address the OTS’s concerns regarding the financial condition of the Bank.  Among other things, the supervisory agreement requires the Bank to: (1) prepare and submit a three-year business plan; (2) revise its liquidity management policy; (3) enhance compliance training; (4) prepare and submit quarterly reports on classified assets; and (5) continue to abide by the limits in the February 5, 2008 “troubled condition” letter.  Management is in compliance with the supervisory agreement.

For information about recent actions taken by our regulators and recent federal laws enacted to address current economic conditions and their impact on the banking system, see “Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider our critical accounting policies to be those related to our allowance for loan losses and deferred income taxes.  The allowance for loan losses is maintained to cover losses that are probable and can be estimated on the date of the evaluation in accordance with U.S. generally accepted accounting principles.  It is our estimate of probable incurred credit losses that is in our loan portfolio.  Our methodologies for analyzing the allowance for loan losses and determining our net deferred tax assets are described in our Form 10-K for the year ended December 31, 2008.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

General.  Total assets increased by $2.3 million, or 2.1%, to $114.1 million at March 31, 2009, from $111.8 million at December 31, 2008.  The increase was primarily attributable to a $3.7 million increase in cash and cash equivalents, which was offset by a $1.3 million decrease in loans during the quarter.  The increase in total assets was permitted by the Bank’s Business Plan and was within the limitations permitted by the supervisory agreement.

Cash and Securities. Cash and cash equivalents increased by $3.7 million during the quarter, to $11.7 million at March 31, 2009, consistent with our current liquidity strategy to maintain higher levels of available funds to meet expenses and commitments.  Our securities portfolio decreased by $41,000 during the quarter, which was largely the result of a $32,000 impairment adjustment on a mutual fund investment.  That portfolio is designated as available for sale, and we have substantially all of our securities investments in shorter-term instruments.  Cash and securities were 11.6% and 8.5% of total assets at March 31, 2009, and December 31, 2008, respectively.  See “- Liquidity” and “- Off-Balance Sheet Commitments.”

Loans. Our loan portfolio decreased $1.3 million or 1.4%, from $93.9 million at December 31, 2008 to $92.6 million at March 31, 2009.  The slower economy in southwest Michigan continues to significantly reduce loan demand, particularly for residential, construction and development loans, and to result in increased foreclsoures in our market area.  Additionally, competitors in our primary market are pursuing new lending opportunities with aggressive pricing.  This decrease in loans consisted of a 2.2% decrease in one- to four-family residential mortgages, a 1.6% increase in commercial real estate and business loans, a 5.0% decrease in consumer loans, a 2.1% increase in home equity lines of credit and a 12.7% decrease in construction and development loans.

           Other Real Estate Owned.  Our other real estate owned (“OREO”) decreased by $72,000, or 3.9%, from $1.83 million at December 31, 2008 to $1.76 million at March 31, 2009.  During the quarter we acquired as OREO three single family homes valued at $370,000.  We believe the value of these three homes exceeds the related outstanding loan balances.  This increase in OREO was offset by the sale of four other single - family homes for $412,000, at a net loss of $16,000.  We are also in the process of foreclosing on 15 additional one- to four- family residential loans with balances of $1.6 million, one vacant land loan with a balance of $31,000 and  six commercial real estate secured loans totaling $904,000.  Management expects no material loss in excess of existing allowance allocations for these loans.

Allowance for Loan Losses.  The allowance for loan losses at March 31, 2009, was $830,000 or 0.9% of gross loans, compared to $547,000, or 0.6% of gross loans, at March 31, 2008 and $858,000 or 0.9% of loans at December 31, 2008.  The balance in the allowance for loan losses from year-end remained relatively constant.  The change in the allowance for loan losses from March 31, 2008, reflects the increase in delinquencies and expected charge-offs due to continuing stagnation in our local economy.

The following table is an analysis of the activity in the allowance for loan losses for the periods shown.

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$858,000	$508,000
Provision charged to income	135,000	80,000
Recoveries	8,000	9,000
Charge-offs	(171,000)	(50,000)
Balance at end of period	$830,000	$547,000

Nonperforming loans increased during the quarter by $822,000, or 24.9%, from $3.3 million at December 31, 2008, to $4.2 million at March 31, 2009, primarily as a result of the continuing deterioriation of the southwest Michigan economy.  Our overall nonperforming loans to total loans ratio increased from 3.6% at December 31, 2008, to 4.5% at March 31, 2009.  At March 31, 2009, we had 31 nonperforming loans as follows:

•
Four large commercial loans totaling $1.6 million – Two land development loans for the development of residential lots totaling $937,000, which are in foreclosure.  We believe the value of the collateral for these land development loans currently exceeds the outstanding balances of the loans.   Two commercial real estate secured loans to one borrower, which total $629,000 and are expected to be brought current with the pending sale of other property by the borrower.

•
Ten commercial loans – Three loans to a landscaping company totaling $48,000, which are secured by commercial vehicles and equipment. Five loans secured by commercial real estate totaling $717,000, which includes two one- to four - family construction spec loans to a developer totaling $289,000, a $211,000 secured line of credit, two loans secured by office buildings totaling  $217,000 and two loans totaling $68,000, which are secured by corporate assets and real estate.  The Bank believes these loans are adequately collateralized and does not anticipate incurring a material loss on these loans.

•
Sixteen one-to four-family mortgage loans – The aggregate outstanding balance on these loans was $1.8 million.  Eleven of these loans are in various stages of foreclosure.  Twelve of these loans totaling $1.5 million are in non-accrual status.  Ten of these loans totaling $1.1 million are believed to be adequately collateralized with respect to the outstanding loan balances, so the Bank expects no material loss on these loans.  Six of these loans totaling $664,000 have insufficient collateral values and the Bank expects to incur a loss on these loans.

•	One land loan – A $31,000 vacant land loan that is in the process of foreclosure.

At March 31, 2009, we had twenty-one troubled debt restructurings (“TDRS”) totaling $2.4 million or 2.6% of total net loans.  Nineteen of these, comprised of two vacant land loans totaling $119,000, 16 one- to  four- family residential properties totaling $1.5 million and a $155,000 participation interest in one multi unit investment property are loans that are either held in redemption or real estate owned.  The remaining two, totaling $629,000 are participation interests purchased by the Bank in commercial real estate loans to a real estate development company.  One loan in the amount of $476,000 is for the development of residential lots in a now partially completed condominium project.  The lead bank has provided construction financing for all of the homes in the project.  The second loan of $153,000 is secured by a commercial building in Lansing, Michigan.  The lead lender, with our concurrence, has reduced the interest rate of these loans, as they did on all of this borrower’s loans held in their own portfolio, in order to reduce the required payments to a level that can be supported by the borrower’s current cash flow.  Both loans are considered to be adequately secured and no specific reserves have been established.

Our loan delinquencies increased $300,000 during the quarter, to $5.0 million, or 5.3% of total loans, at March 31, 2009, compared to $4.7 million, or 5.0% of total loans, at December 31, 2008.  The increase in loan delinquencies during the quarter was primarily the result of the continuing decline in the southwest Michigan economy.

On March 31, 2009, the Bank was monitoring other loans of concern classified as substandard or doubtful on the Bank’s monthly delinquency report.  These loans consisted of two commercial real estate loans totaling $78,000, seven one- to four- family residential loans totaling $617,000 and five consumer loans totaling $24,000.  All these loans are being actively monitored and collection efforts are continuing.

Past due and other loans classified as special mention that are being monitored by the Bank’s loan review committee include: (a) three commercial loans to a landscaping company that are secured by vehicles and equipment and total $48,000; (b) three loans to real estate developers totaling $315,000, which are secured by a residential development, commercial real estate and lines of credit against their primary residences; and (c) three loans totaling $284,000 secured by the borrowers’ principal residence.

With our market area continuing to experience difficult economic conditions, we anticipate that delinquencies and net charge-offs will continue to occur during the rest of 2009.

Deposits.  Total deposits increased by $3.7 million, or 5.3%, to $73.1 million at March 31, 2009, from $69.4 million at December 31, 2008.  This increase is the result of management’s decision to increase liquidity, due to the current economic and operational environment, primarily by seeking wholesale certificates of deposit in the national market. During the quarter, demand deposits decreased $17,000, savings and money market accounts increased $1.3 million and time deposits or certificates increased by $2.3 million.

Borrowings.  Federal Home Loan Bank advances decreased $1.3 million, or 3.6%, to $34.4 million at March 31, 2009, from $35.7 million at December 31, 2008.  At March 31, 2009, we still had the ability to borrow an additional $2.6 million from the Federal Home Loan Bank.

At March 31, 2009, we had $700,000 outstanding on our loan from another bank, which is secured by 100% of the outstanding common stock of the Bank.  The interest rate on this loan at March 31, 2009 was 4.4%.  Our ESOP also has a $227,424 loan from that same bank under similar terms.  Our loss of well-capitalized status, operating losses and level of non-accrual loans and other real estate owned all are violations of financial covenants and events of default for these loans.  The lending bank has provided letters agreeing to forbear from enforcing those covenants against the Company and the ESOP through June 30, 2009, so long as they otherwise remain in compliance with the loan documents and the forbearance letters.  We will ask the lending bank for additional forbearance if  these events of default continue after June 30, 2009.  However, that forbearance may not be granted.

Equity.  Total equity decreased $322,000, or 6.2%, to $4.9 million at March 31, 2009, from $5.2 million at December 31, 2008.  The decrease in equity was primarily due to a net loss of $325,000 for the three months.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General.  The net loss for the three months ended March 31, 2009 was $325,000, compared to a net loss of $330,000 for the three months ended March 31, 2008, primarily due to the general interest rate environment, economic difficulties in southwest Michigan and a higher provision for loan losses.  During the quarter, our net interest income increased by $126,000 or 20.2%, which was primarily attributable to declining interest rates on deposits and borrowings.  Our provision for loan losses increased during the quarter by $55,000.  In addition, other overhead expenses increased by $58,000, regulatory assessments increased by $69,000 and administrative and general services increased by $71,000.  These increases were offset by a $39,000 decrease in premises and equipment expenses, a $34,000 decrease in salaries and employee benefits and a $5,000 decrease in advertising and public relations expenses.  Our non-interest income decreased $8,000 during the first quarter of 2009, as compared to the first quarter of 2008, primarily attributable to $32,000 impairment of a mortgage-backed mutual fund that was determined to be other than temporarily impaired and a $16,000 loss on the sale of a repossessed residence compared to a $13,000 loss on the sale of a residence during the quarter ended March 31, 2008.  Additionally we had a $16,000 gain on the sale of loans for the quarter ended March 31, 2009 compared to gain of $2,500 during the same quarter of 2008.  We expect to experience net losses through the end of 2009.

           Interest Income.  Interest income decreased by $277,000, or 16.3%, to $1.4 million for the three-month period ended March 31, 2009, from $1.7 million for the same period in 2008.  The decrease in interest income is primarily related to the decrease in the weighted average yield of the residential loan portfolio during the quarter.

The weighted average yield on loans decreased to 5.9% for the quarter ended March 31, 2009 from 6.2% for the quarter ended March 31, 2008.  The decrease was primarily the result of prime rate based adjustable rate loans, home equity loans and commercial loans re-pricing to lower rates as the prime rate decreased from 5.25%  to 3.25% as the result of Federal Reserve rate cuts.  Interest rates on other types of loans have remained relatively stable.  We anticipate this trend to continue for the shorter term.  No assurance can be given that the normalization of the yield curve will continue or that a flat yield curve will not return.

Total average interest-earning assets decreased $2.5 million from $108.4 at March 31, 2008, to $105.9 million at March 31, 2009, due to decreased loan demand, and the weighted average yield on interest-earning assets decreased 92 basis points from 6.20% at March 31, 2008, to 5.28% at March 31, 2009.

Interest Expense.  Interest expense decreased $451,000, or 41.0%, to $649,000 for the quarter ended March 31, 2009 from $1.1 million for the quarter ended March 31, 2008.  The decrease reflects the reduction in higher cost wholesale and brokered deposits, which were replaced by lower cost core deposits, and a decrease in the average rate paid on both deposits and Federal Home Loan Bank advances.  The decrease in short-term interest rates during the first quarter of 2009 has had a favorable impact on our interest expense.  This decrease in our interest expense has contributed to our improved net interest margin.  No assurance can be given that this trend will continue in the future.

We paid $8,000 and $2,000 in interest, respectively, on our bank line of credit and ESOP loan during the three months ended March 31, 2009, as compared to $13,000 and $4,000 in interest, respectively, on our bank line of credit and ESOP loan during the three months ended March 31, 2008.  The average cost of interest-bearing liabilities was 2.5% for the quarter ended March 31, 2009 compared to 4.2%  for the quarter ended March 31, 2008.

Interest paid on deposits decreased $243,000 or 33.4% to $476,000 for the three months ended March 31, 2009 from $719,000 for the three months ended March 31, 2008.  This reflects lower interest rates generally, as well as a relative decrease in the amount of lower cost demand accounts and savings accounts as compared to time deposits.

Interest expense on Federal Home Loan Bank advances decreased $154,000, or 48.3%, to $165,000 for the three months ended March 31, 2009, from $319,000 for the three months ended March 31, 2008.  The decrease resulted from an decrease in the average rate of outstanding advances while the average balance of outstanding advances increased. The average balance of outstanding Federal Home Loan Bank advances was $35.7 million for the three months ended March 31, 2009, compared to $27.4 million for the three months ended March 31, 2008.  The weighted average rate paid on Federal Home Loan Bank advances decreased from 4.7% in the first quarter of 2008 to 1.9% in the first quarter of 2009.

           Net Interest Income.  Net interest income before the provision for loan losses increased by $126,000, or 20.2% for the three-month period ended March 31, 2009, to $750,000 compared to $624,000 for the same period in 2008.  The increase in net interest income during the quarter ended March 31, 2009, was due to interest expense during the quarter decreasing more rapidly than interest income.  Our net interest margin was 2.83% for the three months ended March 31, 2009, compared to 2.30% for the three months ended March 31, 2008.

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

Based on management’s evaluation of these factors, provisions of $135,000 and $80,000 were made during the quarters ended March 31, 2009 and 2008, respectively.  The increase in the provision for loan losses in 2009 was due primarily to increased delinquencies and net charge-offs in the 2009 period as compared to the 2008 period.  During the quarter ended March 31, 2009, net charge-offs were $163,000 compared to $41,000 for the same period in 2008.  The ratio of non-performing loans to total loans increased to 4.5% at March 31, 2009, compared to 1.4% at March 31, 2008 and 3.6% at December 31, 2008.  Non-performing loans at March 31, 2009, consisted of $1.8 million in residential mortgage loans and $2.4 million in commercial loans.  The increase in the level of non-performing loans during the three months ended March 31, 2009, is a result of continuing economic decline in our west Michigan market.

Non-Interest Income.  Non-interest income decreased $8,000 or 11.3% to $55,000 for the three months ended March 31, 2009, compared to $62,000 for the same period in 2008.  The decrease in non-interest income during the 2009 period was primarily due to $32,000 of a mortgag-backed mutual fund that was determined to be other than temporarily impaired compared to a $24,000 impairment during the same period of 2008 and a $16,000 loss on the sale of a repossessed residence.

Non-Interest Expense.  Non-interest expense increased $58,000 or 6.2%, from $936,000 for the three-month period ended March 31, 2008 to $994,000 for the three months ended March 31, 2009.  Increases in expenses of regulatory assessments of $69,000 and general and administrative expenses of $71,000 were offset by decreases of $39,000 of premises and equipment and $34,000 of salaries and employee benefits.

Income Tax Benefit.  During 2007 management concluded, based on higher than expected operating losses and a difficult operating environment that a valuation allowance should be established to reduce the net deferred tax asset at December 31, 2007 to zero.  As a result of the establishment of the valuation allowance, no tax benefit has been recorded in the income statement at March 31, 2009.

Liquidity

We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets at levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Recently, we decided to maintain higher levels of liquidity due to the current economic and operational environment including our inability to accept or renew brokered deposits and our continuing losses and declining capital.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  The consolidated statements of cash flows beginning on page 4 detail cash flows from operating, investing and financing activities. The Company has $140,000 which is adequate to meet its demands for the foreseeable future.

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

The Bank’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided by operations.  While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.  The Bank also generates cash through borrowings, primarily from Federal Home Loan Bank advances, to leverage its capital base, provide funds for its lending and investment activities and enhance its interest rate risk management.

We maintain cash and investments that qualify as liquid assets to maintain liquidity to ensure safe and sound operations and meet demands for funds (particularly withdrawals of deposits).  At March 31, 2009, the Company had $12.4 million in cash and investment securities generally available for its cash needs, of which $277,000 was available to the Company on an unconsolidated basis and the remainder was held  by the Bank.

The Bank’s liquidity position at March 31, 2009 was $12.4 million compared to $8.7 million at December 31, 2008.  This increase reflects the decision to maintain higher liquidity levels as a result of the current economic and operational environment.  We can also generate funds from borrowings, primarily Federal Home Loan Bank advances.  At March 31, 2009, we had $6.2 million in outstanding loan commitments, including unused lines of credit.  Certificates of deposit scheduled to mature in one year or less at March 31, 2009, totaled $39.3 million.  It is management’s policy to maintain deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.  Because the Bank is adequately capitalized, it may not accept or renew brokered and wholesale deposits without a waiver from the FDIC.  The Bank requested an FDIC waiver in 2008, but no waiver has been provided.  At March 31, 2009, we had $13.6 million in wholesale or brokered deposits, which is the same  level as at the end of 2008.  At March 31, 2009, the Bank had the ability to borrow an additional $2.6 million from the Federal Home Loan Bank of Indianapolis.  Because of the Bank’s limited ability to borrow from the Federal Home Loan Bank and the inability to currently utilize brokered deposits, the Bank has, and anticipates continuing to, obtained deposits in the national market to meet funding needs.  The interest rates the Bank has paid to obtain national market deposits have generally ranged from being equivalent to the rate offered in the local market to 0.5% above the local rate. The Bank is also maintaining higher levels of liquidity to provide added flexibility due to its limited sources for liquidity.

Local deposit flows have been stable over the last twelve months.   Local savings flows do not appear to have been materially impacted by local economic conditions although a continuation of higher unemployment levels and decreased economic activity could result in decreased personal and business savings.  Interest rates on deposits offered in the local market have been above average in relation to national averages due to the competitiveness of the local market.  In the event we experience unexpected withdrawals of deposits or are unable to renew the majority of our maturing certificates of deposit at acceptable rates, we could have difficulty funding our ongoing operations.

Off-Balance Sheet Commitments

           In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the three months ended March 31, 2009, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  A summary of our off-balance sheet commitments to extend credit at March 31, 2009, is as follows:

Off-balance sheet commitments:
Commitments to make loans	$459,000
Undisbursed portion of loans closed	382,000
Unused lines of credit	5,315,000
Total loan commitments	$6,156,000

Capital

The Bank is subject to minimum capital requirements imposed by the OTS.  Based on its capital levels at March 31, 2009, the Bank exceeded these requirements as of that date.  Effective June 30, 2008, however, the Bank’s risk - based capital fell to below 10%, which is the minimum required for well–capitalized status.  As reflected below, the Bank met the minimum capital ratios to be considered adequately capitalized by the OTS based on its capital levels at March 31, 2009.  As a result of our operating losses, we do not expect to return to well-capitalized status this year, and there can be no assurance that we will continue to meet the adequately capitalized standards during 2009.  The Bank is currently under a supervisory directive and supervisory agreement from the OTS.

Because the Bank has fallen below well-capitalized status, it may not accept or renew brokered deposits without regulatory approval from the Federal Deposit Insurance Corporation, which has been applied for.  There can be no assurances when, or if, this FDIC approval will be received.  Because the Bank’s capital level has fallen below well-capitalized status, the OTS may initiate additional enforcement action against the Bank, which additional actions could include placing the Bank in receivership.  See, also, “How We Are Regulated – Regulatory Capital Requirements – Capital Requirements for the Bank” in item 1 of our Annual Report on Form 10-K for the year ended December 31, 2008, with regard to other potential regulatory actions resulting form the Bank’s capital level.

Our failure to maintain well-capitalized status is also a default under our bank loans, including a loan to our ESOP.  We have received forbearance letters from the lending bank for this and other events of default under these loans.  This forbearance is in place through June 30, 2009.  The lending bank may not grant additional forbearance beyond June 30, 2009.

 The following table represents the capital position of the Bank at March 31, 2009:

	Actual		Minimum Required for Adequately Capitalized Status		Excess over Adequitely Capitalized Status
	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)
		(Dollars in thousands)
Tier 1 leverage (core) capital ratio	$4,744	4.19%	$4,533	4.00%	$211	0.19%
Tier 1 risk-based capital ratio	4,744	6.84	2,772	4.00	1,972	2.84
Total risk-based capital ratio	5,574	8.04	5,545	8.00	29	0.04

_________________________________
(1)  Ratio is a percent of adjusted total assets of $113.3 million for the Tier 1 leverage capital ratio and a percent of risk-weighted assets of$69.3 million for the Tier 1 and total risk-based capital  ratios.

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

Item 4T   Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of March 31, 2009, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the quarter ended March 31, 2009, that has materially affected, or is likely to materially affect our internal control over financial reporting.

PART II       OTHER INFORMATION

Item 1           Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A         Risk Factors

Because the Company is a smaller reporting company, it is not required to provide risk factors.  Refer to Item 2, “Overview of The Quarter and Recent Rugulatory Matters” and “Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008, Capital” for additional discussion of risk factors. However, the declining capital of the bank may result in the Bank being placed in receivership.

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

Item 4            Submission of Matters to a Vote of Security Holders

           Nothing to report.

Item 5.           Other Information

           Nothing to report.

Item 6       Exhibits

Regulation SK Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(i)	Charter of Mainstreet Financial Corporation	*
3(ii)	Bylaws of Mainstreet Financial Corporation	*
4	Stock Certificate of Mainstreet Financial Corporation	*
10.1	Loan Agreement with Independent Bank	*
10.4	Employee Stock Ownership Plan	**
10.7	Named Executive Officer Salary and Bonus Arrangements for 2008	+
10.8	Current Director Fee Arrangements	+
10.9	Forbearance Letter from Independent Bank for Holding Company Loan	+
10.10	Forbearance Letter from Independent Bank for ESOP Loan	+
11	Statement re Computation of Earnings	None
14	Code of Conduct and Ethics	++
15	Letter on unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Reports furnished to security holders	None
20	Other documents to security holders or incorporated by reference	None
22	Published report on matters submitted for shareholder vote	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32
*	Filed as an exhibit to the Company's Form SB–2 registration statement filed on September 22, 2007.
**	Filed as an exhibit to Pre-effective Amendment No. 1 to the Company's Form SB–2 registration statement filed on November 3, 2007.
+	Filed as an exhibit to the Company’s Form 10-K filed on April 2, 2009 (File No. 000-52298).
++	Filed as an exhibit to the Company’s Form 10-QSB filed on December 21, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAINSTREET FINANCIAL CORPORATION

Date: May 15, 2009	By:	/s/ David L. Hatfield
David L. Hatfield
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ James R Toburen
James R. Toburen
Senior Vice President and
Chief Financial Officer