Form 10-Q
period 2009-06-30
MAINSTREET FINANCIAL CORP
filed 2009-08-14
CIK 1375017

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                           No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At July 31, 2009, there were 756,068 shares of the issuer’s common stock outstanding.

MAINSTREET FINANCIAL CORPORATION

PART I                      FINANCIAL INFORMATION

Item 1 Financial Statements

MAINSTREET FINANCIAL CORPORATION

Consolidated Balance Sheets as of
June 30, 2009 (unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from financial institutions	$1,557,811	$2,336,048
Interest-bearing deposits	10,809,901	5,587,338
Cash and cash equivalents	12,367,711	7,923,386
Securities available for sale	1,532,219	1,584,990
Loans, net of allowance of $853,132 at June 30, 2009 and $858,370 at December 31, 2008	87,744,446	93,879,925
Loans held for sale	3,170,820	---
Federal Home Loan Bank (FHLB) stock	1,785,000	1,785,000
Accrued interest receivable	528,689	550,079
Premises and equipment, net	3,323,827	3,389,961
Intangible assets	620,235	697,764
Other real estate owned	1,549,763	1,830,519
Other assets	294,492	166,490
	$112,917,202	$111,808,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$4,810,847	$4,742,394
Interest-bearing	67,168,674	64,664,994
	71,979,521	69,407,388
FHLB advances	34,400,000	35,700,000
Note payable	700,000	700,000
ESOP note payable	227,424	227,424
Accrued interest payable	43,473	64,329
Advance payments by borrowers for taxes and insurance	582,933	137,073
Accrued expenses and other liabilities	407,038	369,853
Total liabilities	108,340,389	106,606,067

Shareholders’ equity
Common stock - $.01 par value, 9,000,000 shares authorized,756,068 shares issued and outstanding	7,561	7,561
Additional paid in capital	2,784,890	2,799,766
Unearned ESOP shares	(197,604)	(213,738)
Retained earnings	1,983,335	2,620,794
Accumulated other comprehensive income (loss)	(1,369)	(12,336)

Total shareholders’ equity	4,576,813	5,202,047
Total liabilities and shareholders’ equity	$112,917,202	$111,808,114
See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Operations for the
Three-Month and Six-Month Periods Ended
June 30, 2009 and 2008 (unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2009	2008	2009	2008
Interest income
Loans, including related fees	$1,325,949	$1,512,245	$2,690,326	$3,112,932
Taxable securities	8,076	42,405	40,861	87,528
Other	2,401	11,797	3,784	41,632
	1,336,426	1,566,447	2,734,971	3,242,092

Interest expense
Deposits	430,892	578,115	906,728	1,297,033
FHLB advances	150,433	328,154	315,559	647,575
Other	7,481	10,245	15,363	23,868
	588,806	916,514	1,237,650	1,968,476

Net interest income	747,620	649,933	1,497,321	1,273,616

Provision for loan losses	136,710	55,000	272,054	135,000

Net interest income after provision for loan losses	610,910	594,933	1,225,267	1,138,616

Non-interest income
Fees and service charges	72,223	84,915	156,631	175,476
Other than temporary impairment losses recognized in earnings	---	(78,755)	(31,786)	(102,406)
Gain on sale of loans	6,581	13,030	23,063	15,609
Loss on sale of repossessed assets	(14,227)	(24,400)	(30,202)	(36,954)
Other	12,415	19,254	13,886	24,621
	76,992	14,044	131,592	76,346
Non-interest expenses
Salaries and employee benefits	420,231	442,036	839,895	895,850
Premises and equipment, net	107,060	120,190	206,902	258,584
Administrative and general	163,431	133,023	350,213	249,242
Data processing through service bureau	64,319	64,741	129,861	131,540
Amortization of intangible assets	38,765	41,193	77,529	80,742
Regulatory assessments	110,026	41,245	220,052	82,701
Professional services	87,885	52,987	147,862	115,301
Advertising and public relations	8,841	14,071	22,004	31,874
	1,000,558	909,486	1,994,318	1,845,834

Loss before taxes	(312,656)	(300,509)	(637,459)	(630,872)

Income tax benefit	---	---	---	---

Net loss	$(312,656)	$(300,509)	$(637,459)	$(630,872)

Comprehensive loss	$(303,389)	$(294,493)	$(626,492)	$(607,176)

Basic and diluted loss per share	$(.42)	$(.41)	$(.87)	$(.86)

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity
For the Six-Month Period Ended June 30, 2009 (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance – January 1, 2009	$7,561	$2,799,766	$2,620,794	$(213,738)	$(12,336)	$5,202,047

Net loss	---	---	(637,459)	---	---	(637,459)

Change in unrealized gain/loss on securities available for sale, net of reclassifications	---	---	---	---	10,967	10,967

Earned ESOP shares	---	(14,876)	---	16,134	---	1,258

Balance – June 30, 2009	$7,561	$2,784,890	$1,983,335	$(197,604)	$(1,369)	$4,576,813

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Cash Flows for the
Six-Month Periods Ended June 30, 2009 and 2008 (unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities
Net loss	$(637,459)	$(630,872)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	73,134	100,030
Amortization, net of accretion
Securities	1,555	1,561
Loans	1,049	(511)
Intangible assets	77,529	80,742
Provision for loan losses	272,054	135,000
Loans originated for sale	(2,231,550)	(447,300)
Proceeds from sales of loans originated for sale	2,254,613	462,909
Other–than–temporary impairment of securities	31,786	102,406
Gain on sale of loans	(23,063)	(15,609)
ESOP expense	1,258	8,415
(Gain) loss on sale of repossessed real estate	30,202	36,954
Change in assets and liabilities
Change in deferred fees and discounts	9,282	9,616
Accrued interest receivable	21,390	36,982
Other assets	(128,002)	193,276
Accrued interest payable	(20,856)	(60,880)
Other liabilities	37,185	(3,075)
Net cash from (used in) operating activities	(229,893)	9,644

Cash flows from investing activities
Activity in available-for-sale securities:
Principal repayments, maturities, sales and calls	30,397	53,837
Loan originations and payments, net	2,418,725	1,399,966
Loans sold from portfolio	---	3,874,570
Sales of other real estate owned	959,963	161,688
(Purchases) sales of premises and equipment, net	(7,000)	---
Net cash used in investing activities	3,402,085	5,490,061

(Continued)

MAINSTREET FINANCIAL CORPORATION

Consolidated Statements of Cash Flows for the
Six-Month Periods Ended June 30, 2009 and 2008 (unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from financing activities
Net change in deposits	$2,572,133	$(11,618,712)
Proceeds from FHLB advances	29,300,000	10,280,000
Repayment of FHLB advances	(30,600,000)	(5,730,000)
Net cash from (used for) financing activities	1,272,133	(7,068,712)

Net change in cash and cash equivalents	4,444,325	(1,569,007)

Cash and cash equivalents at beginning of period	7,923,386	5,171,303

Cash and cash equivalents at end of period	$12,367,711	$3,602,296

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$1,258,505	$2,029,355
Taxes	---	---
Supplemental disclosures of non cash activities
Transfer of loans to other real estate	$709,409	$777,524

Transfers of loans to loans held for sale	$3,170,820	---

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

1.           BASIS OF PRESENTATION:

The unaudited, consolidated financial statements include the consolidated results of operations of MainStreet Financial Corporation ("Company"), MainStreet Savings Bank ("Bank") and MainStreet Financial Services, Inc., a wholly owned subsidiary of the Bank.  These financial statements do not include the accounts of the Company’s parent company, Mainstreet Financial Corporation, (“MHC”).  These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the periods ended June 30, 2009, should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2008.

2.           EARNINGS PER SHARE:

Basic earnings (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding during the periods which were 735,635 and 732,277 shares for the six months ended June 30, 2009 and 2008 respectively. For the three months ended June 30, 2009 and 2008 the weighted shares outstanding were 736,039 and 732,704 respectively. ESOP shares are considered outstanding for this calculation, unless unearned.  There are currently no potentially dilutive common shares issuable under stock options or other programs.  Earnings (loss) and dividends per share are restated for all stock splits and dividends through the date of the financial statements.

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

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this FSP in the second quarter and the impact was to add additional disclosures to the Notes to the consolidated financial statements.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP at June 30, 2009 did not have an impact on the results of operations or financial position as it only required disclosures which are included in Note 5.

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”.  This FSP delays the effective date of SFAS #157, Fair Value measure for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this FSP on January 1, 2009 did not have a material impact on our consolidated financial statements.

In May, 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This SFAS adopts part of the auditing literature regarding subsequent event transactions into the accounting standards.  Though the criteria used to measure subsequent events did not change, the relevant terms of Type 1 and Type 2 subsequent events were changed to ‘recognized subsequent events’ and ‘nonrecognized subsequent events’ respectively.  This standard also requires public companies to disclose the date upon which subsequent events were measured, which is the date the financial statements are filed with the Securities and Exchange Commission (SEC).

The Company evaluated subsequent events as of and through the date August 14, 2009.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”.  The objective of this statement is to replace SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”, and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

4.           INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2009 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2009

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for sale
Mortgage-backed securities –
residential	$723	$8	$14	$717
Equity securities	810	5	-	815
Total	$1,533	$13	$14	$1,532

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturity
Available-for-sale
Within one year	$-	$-
One to five years	-	-
Five to ten years	301	300
Beyond ten years	422	417

Total	$723	$717

The following table summarizes the available for sale investment securities with unrealized losses at June 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

June 30, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In thousands)
Available-for-sale
Mortgage-backed
securities – residential	$53	$1	$332	$13	$385	$14

There were no sales and calls of securities available for sale for the three months ended June 30, 2009 and 2008, respectively.

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by applying Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings for debt securities depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2009, the Company’s security portfolio consisted of 35 securities, 10 of which were in an unrealized loss position.

Mortgage-backed Securities

At June 30, 2009, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions that the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

Other Securities

The Company’s other securities relate primarily to its investment in mutual fund equity securities. Declines in fair value are attributable to pricing of these mutual funds by illiquidity and the financial crisis affecting these markets and in some cases the expected cash flows of the individual securities. Due to the illiquidity in the market and the nature of these investments, the Company recorded OTTI charges of $31,786 for the six-month period ended June 30, 2009.  However, no OTTI was recorded during the three-months then ended, as there was no unrealized loss at June 30, 2009.

5.      FAIR VALUE MEASUREMENTS:

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

Assets and Liabilities Measured on a Recurring Basis
		Fair Value Measurements at June 30, 2009 Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$1,532,219	---	$1,532,219	---

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$1,584,990	---	$1,584,990	---

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$817,976	---	---	$817,976
Other real estate owned	$292,145	---	---	$292,145

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$638,592	---	---	$638,592

The following represent impairment charges recognized during the period.

           Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a June 30, 2009 carrying amount of $987,031, with a valuation allowance of $169,055, resulting in an additional provision for loan losses of a similar amount for the period. At December 31, 2008 the fair value of the collateral dependent impaired loans was $808,647 with a valuation allowance of $170,055 resulting in an additional provision for loan losses of  $111,000 for 2008.

Other real estate owned, which is measured for impairment using the fair value of the collateral, had a June 30, 2009 carrying amount of $396,645 with valuation write-downs of $104,500, which were taken during the period as expense.

           The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

           In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 are as follows:

(Dollars in thousands)
	Carrying	Fair
June 30, 2009	Amount	Value
Financial assets
Cash, due from banks, federal funds sold
and money market investments	$12,368	$12,368
Securities available-for-sale	1,532	1,532
Federal Home Loan Bank stock	1,785	N/A
Loans, net	87,744	86,781
Loans held for sale	3,171	3,171
Accrued interest receivable	529	529

Financial liabilities
Deposits	$71,980	$72,823
Short-term borrowings	34,400	34,583
Other borrowings	927	927
Accrued interest payable	43	43

            The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  The methods for determining the fair values for securities were described previously.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  For loans held for sale fair value is based on third party pricing of such loans. Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of off-balance-sheet items is not consider material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

6.    REGULATORY MATTERS

Capital

The Bank is subject to minimum regulatory capital requirements imposed by the OTS of at least a 4.0% core capital ratio and an 8% total risk-based capital ratio.  At June 30, 2009, the Bank was in the process of effecting a sale of $3.2 million in consumer loans to another financial institution in order to remain in compliance with these minimum capital requirements.  However, that other institution was not able to complete its purchase of the loans until July 2, 2009.  As a result, the Bank’s total risk-based capital ratio at June 30, 2009 was less than 8%.  The loan sale was completed on July 2, 2009, returning the Bank to compliance with its minimum capital requirements.  If the loan sale had been completed on June 30, 2009, the Bank’s total risk-based capital requirement would have been 8.10%.

The Bank’s failure to meet its minimum capital requirements on June 30, 2009, resulted in a change in its status under the OTS’s prompt corrective action standards.  Effective June 30, 2008, the Bank’s risk based capital had fallen below 10%, making it adequately capitalized rather than well–capitalized under those standards.  Because its total risk-based capital ratio was less than 8% on June 30, 2009, the Bank became undercapitalized under those standards.  The implications of being undercapitalized are included in the Company’s Form 10-K for the year ended December 31, 2008 under “Item 1. Business – How We Are Regulated – Regulatory Capital Requirements --- Prompt Corrective

Action. “  The Bank returned to adequately capitalized upon completing the sale of $3.2 million in consumer loans on July 2, 2009.  As reflected below, the Bank was undercapitalized based on its capital levels at June 30, 2009, but, on a pro forma basis as if the loan sale had occurred on June 30, 2009, it would have been adequately capitalized on that date.  The Bank is currently under a cease-and-desist order from the OTS requiring it to have a core capital ratio of 8% and a total risk-based capital ratio of 12% as of August 27, 2009, making those ratios its new well-capitalized standard.  See “OTS Enforcement Actions” below.  The Bank does not expect to meet those capital levels by that date and plans to request an extension from the OTS.  As a result of continuing operating losses, the Bank does not expect to return to well-capitalized status this year, and there can be no assurance that it will remain adequately capitalized during 2009.  Currently management is attempting to improve its capital levels by reducing costs, maximizing the use of the lowest cost of funds, diligently working with customers to reduce delinquencies and foreclosures and is seeking out potential acquirers.

	Actual at June 30, 2009		Minimum Required for Adequately Capitalized Status		Excess Over (Under) Adequately Capitalized Status		Pro Forma at June 30, 2009, if Loan Sale Occurred That Date

	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(2)
(Dollars in thousands)
Tier 1 leverage (core) capital ratio	$4,499	4.01%	$4,486	4.00%	$13	0.01%	$4,499	4.01%
Tier 1 risk-based capital ratio	4,499	6.57	2,741	4.00	1,758	2.57	$4,499	6.81%
Total risk-based capital ratio	5,352	7.81	5,482	8.00	(130)	0.19	$5,352	8.10%

(1)  Ratio is a percent of adjusted total assets of $112.2 million for the Tier 1 leverage capital ratio and a percent of risk-weighted assets of$68.5 million for the Tier 1 and total risk-based capital ratios.

(2)  Ratio is a percent of adjusted total assets of $112.2 million for the Tier 1 leverage capital ratio and a percent of risk-weighted assets of$66.0 million for the Tier 1 and total risk-based capital ratios.

Because the Bank is not well-capitalized, it may not accept or renew brokered deposits without regulatory approval from the Federal Deposit Insurance Corporation.  The Bank applied for but did not receive permission to accept brokered deposits.

OTS Enforcement Actions

Primarily as a result of our continuing operating losses, the Bank received a letter from the OTS dated February 5, 2008, stating that the Bank was deemed to be in troubled condition, and, as a result, became subject to operating restrictions, including: (1) the Bank must limit its quarterly asset growth to net interest credited on deposit liabilities during the quarter (unless additional asset growth is permitted by the OTS); (2) the Bank must obtain OTS approval prior to appointing any new director or senior executive officer; (3) the Bank’s ability to enter into certain severance agreements or make certain severance payments is limited by 12 C.F.R. § 359; (4) the Bank must receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and officers; (5) the Bank must obtain OTS approval of all third-party contracts outside the normal course of business; and (6) the Bank must provide the OTS with 30-days notice of all proposed transactions with affiliates.  Effective April 4, 2008, the Bank entered into a supervisory agreement with the OTS to address the OTS’s concerns regarding the financial condition of the Bank.  Among other things, the supervisory agreement requires the Bank to: (1) prepare and submit a three-year business plan; (2) revise its liquidity management policy; (3) enhance compliance training; (4) prepare and submit quarterly reports on classified assets; and (5) continue to abide by the limits in the February 5, 2008 “troubled condition” letter.

Effective May 29, 2009, the Bank consented to the issuance of a cease-and-desist order (“Bank Order”) by the OTS to address the OTS’s concerns regarding the financial condition of the Bank.  Among other things, the Bank Order requires the Bank to: (1) increase its capital ratios to a core capital ratio of 8% and a total risk-based capital ratio of 12% by August 27, 2009; (2) prepare a contingency plan for a merger, acquisition or liquidation of the Bank if it falls below adequately capitalized status; (3) limit its lending to one-to-four family residential real estate first lien, prime loans with a loan-to- value ratio of no more than 80% without private mortgage insurance, a principal amount of no more than $275,000, and conforming in all other respects with government-sponsored enterprise or government agency purchase requirements, fully collateralized savings account loans, modifications of existing loans with no new disbursements of funds and other loans as approved by the OTS; (4) revise its business plan and liquidity management policy; (5) prepare and submit quarterly reports on classified assets; (6) limit its quarterly asset growth to net interest credited on deposit liabilities during the quarter (unless additional asset growth is permitted by the OTS); (7) obtain OTS approval prior to appointing any new director or senior executive officer; (8) enter into certain severance agreements or make certain severance payments only if they comply with 12 C.F.R. § 359; (9) receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and officers; (10) obtain OTS approval of all third-party contracts outside the normal course of business; and (11) provide the OTS with 30-days notice of all new transactions with affiliates.

On June 19, 2009, MHC, which owns 53% of the common stock of the Company consented to the issuance of a cease-and-desist order ("MHC Order") by the OTS to address the OTS's concerns regarding the insufficient earnings and inadequate capital level of MHC.   Among other things, the Order requires MHC to:  (1) adopt and implement a capital plan to increase the capital ratios of MainStreet Savings Bank, FSB, to a core capital ratio of 8% and a total risk-based capital ratio of 12% by August 31, 2009; (2) not incur, renew or rollover any debt; (3) receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and officers; and (4) obtain OTS approval of any changes in directors or senior executive officers.

The Bank’s continuing losses and reductions in capital could result in the OTS pursuing additional enforcement and regulatory actions against the Bank, the Company and the MHC.  Unless the Bank is acquired or receives a significant capital infusion in 2009, such additional actions could include, a capital directive, a prompt corrective action order and, ultimately, placing the Bank in receivership.

Events of Default

The Bank’s loss of well-capitalized status, operating losses and level of non-accrual loans and other real estate owned all are violations of financial covenants and events of default for the Company’s and the Bank’s ESOP loans from a third party bank.  That lending bank has provided letters agreeing to forbear from enforcing those covenants against the Company and the ESOP through September 30, 2009, so long as the Company and ESOP otherwise remain in compliance with the loan documents and the forbearance letters. The lending bank also may declare an event of default if it believes a material adverse change has occurred in the Company’s financial condition, the prospect of payment or performance of the loan is impaired or it is insecure.

Item 2   Management’s Discussion and Analysis

Forward-Looking Statements

This report contains certain ‘forward-looking statements’ that may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” or “estimated.”  Our financial condition, results of operations and business are subject to various factors that could cause actual results to differ materially from these estimates.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates (particularly the relationship of short-term rates to long-term rates), deposit flows, demand for mortgage, consumer and other loans, real estate values, local levels of unemployment and underemployment, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.  Our ability to predict results or the actual effect of future plans or strategies is uncertain.   We do not undertake, and specifically disclaim, any obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

During the first six months of 2009, the Company’s earnings continued to be negatively impacted by decreased interest income, due to a lower volume of loan originations and the slower economy in southwest Michigan.  This activity significantly reduced loan demand and increased loan delinquencies and associated losses, particularly due to decreased property values.  We have experienced a $637,000 loss in the first six months of 2009, which reduced our capital.  This continuing weak economy has caused a $1,120,000 increase in our non-performing assets during the six months ended June 30, 2009.  See “Difficult market conditions and economic trends have adversely affected our industry and our business” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, for additional information about recent economic conditions.

The allowance for loan losses has decreased to $853,000 at June 30, 2009 from $858,000 at December 31, 2008.  The slight decrease during the six months is the result of a $272,000 provision for loan losses and recoveries of $18,000, less charge-offs of $295,000.  These charge-offs include a $65,000 loss attributable to the write-down of a land development loan, which had been previously allocated in the allowance and $177,000 in additional charge-offs related to collateral valuation changes of certain nonperforming loans. Management believes the allowance at June 30, 2009 is adequate given the collateralization of delinquent and non-performing loans.

As of June 30, 2009, the Bank did not meet its minimum capital requirements and was considered “undercapitalized” under the OTS prompt corrective action standards.  It returned to adequately capitalized status on July 2, 2009, after completing a $3.2 million loan sale.  See “Capital.”

Effective May 29, 2009, the Bank consented to the issuance of a cease-and-desist order (“Bank Order”) by the OTS to address the OTS’s concerns regarding the financial condition of the Bank.  Among other things, the Bank Order requires the Bank to: (1) increase its capital ratios to a core capital ratio of 8% and a total risk-based capital ratio of 12% by August 27, 2009; (2) prepare a contingency plan for a merger, acquisition or liquidation of the Bank if it falls below adequately capitalized status; (3) limit its lending to one-to-four family residential real estate first lien, prime loans with a loan-to- value ratio of no more than 80% without private mortgage insurance, a principal amount of no more than $275,000, and conforming in all other respects with government-sponsored enterprise or government agency purchase requirements, fully collateralized savings account loans, modifications of existing loans with no new disbursements of funds and other loans as approved by the OTS; (4) revise its business plan and liquidity management policy; (5) prepare and submit quarterly reports on classified assets; (6) limit its quarterly asset growth to net interest credited on deposit liabilities during the quarter (unless additional asset growth is permitted by the OTS); (7) obtain OTS approval prior to appointing any new director or senior executive officer; (8) enter into certain severance agreements or make certain severance payments only if they comply with 12 C.F.R. § 359; (9) receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and officers; (10) obtain OTS approval of all third-party contracts outside the normal course of business; and (11) provide the OTS with 30-days notice of all new transactions with affiliates.

On June 19, 2009, MHC, which owns 53% of the common stock of the Company consented to the issuance of a cease-and-desist order ("MHC Order") by the OTS to address the OTS's concerns regarding the insufficient earnings and inadequate capital level of MHC.   Among other things, the Order requires MHC to:  (1) adopt and implement a capital plan to increase the capital ratios of MainStreet Savings Bank, FSB, to a core capital ratio of 8% and a total risk-based capital ratio of 12% by August 31, 2009; (2) not incur, renew or rollover any debt; (3) receive OTS approval of any new, renewed or amended arrangements providing compensation or benefits to its directors and officers; and (4) obtain OTS approval of any changes in directors or senior executive officers.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

General. Total assets increased by $1.1 million, or 1.0%, to $112.9 million at June 30, 2009, from $111.8 million at December 31, 2008.  The increase was primarily attributable to a $4.4 million increase in cash and cash equivalents, which was offset by a $6.2 million decrease in loans during the period including transfer of loans to held for sale.  The increase in total assets was permitted by the Bank’s business plan and was within the limitations permitted by the Bank Order.

 Cash and Securities. Cash and cash equivalents increased by $4.4 million during the period, to $13.9 million at June 30, 2009, consistent with our current liquidity strategy to maintain higher levels of available funds to meet expenses and commitments.  Our securities portfolio decreased by $53,000 during the period, which was largely the result of a $32,000 impairment adjustment on a mutual fund investment.  That portfolio is designated as available for sale, and we have substantially all of our securities investments in shorter-term instruments.  Cash and securities were 12.3% and 8.5% of total assets at June 30, 2009, and December 31, 2008, respectively.  See “ Liquidity” and “ Off-Balance Sheet Commitments.”

Loans.  Our loan portfolio decreased $6.2 million or 6.6%, from $93.9 million at December 31, 2008 to $87.7 million at June 30, 2009.  The slow economy in southwest Michigan has significantly reduced demand for all types of loans.  Due to both market conditions and regulatory lending constraints, the Bank has limited the types of loans it offers and primarily offers loans salable in the secondary market.  The decrease in our loan portfolio consisted of a 2.4% decrease in one- to four-family residential mortgages, a 7.0% decrease in commercial real estate and business loans, a 5.6% decrease in consumer loans, an 0.8% increase in home equity lines of credit and a 44.7% decrease in construction and development loans.  Additionally, $3.2 million of loans were held for sale at June 30, 2009.  The sale was completed July 2, 2009.

           Other Real Estate Owned.  Our other real estate owned (“OREO”) decreased by $300,000, or 16.6%, from $1.8 million at December 31, 2008 to $1.5 million at June 30, 2009.  This decrease is the result of the sale of nine single-family homes for $960,000, at a net loss of $30,000, which was offset by the acquisition of four single family homes valued at $403,000, two vacant land properties valued at $149,000, one multi-family property valued at $155,000, and one commercial real estate property valued at $133,000.  We believe the value of these acquired properties exceeds the outstanding amount on the related foreclosed loans.  OREO is expected to increase significantly during the quarter ended September 30, 2009, because, as of June 30, 2009, we were in the process of foreclosing on 10 more one- to four- family residential loans with an aggregate balance of $835,000, one vacant land loan with a balance of $31,000 and three commercial real estate secured loans totaling $503,000.  Management expects no material loss in excess of existing allowance allocations for these loans.

Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2009, was $853,000 or 1.0% of gross loans, compared to $858,000 or 0.9% of loans at December 31, 2008.

The following table is an analysis of the activity in the allowance for loan losses for the periods shown.

	Six Months Ended June 30
	2009	2008
Balance at beginning of period	$858,000	$508,000
Provision charged to income	272,000	135,000
Recoveries	18,000	13,000
Charge-offs	(295,000)	(50,000)
Balance at end of period	$853,000	$606,000

Nonperforming loans increased during the first six months by $1.3 million or 39.3%, from $3.3 million at December 31, 2008, to $4.6 million at June 30, 2009, primarily as a result of the continuing depressed southwest Michigan economy.  Our overall nonperforming loans to total loans ratio increased from 3.6% at December 31, 2008, to 5.2% at June 30, 2009.  At June 30, 2009, we had 37 nonperforming loans as follows:

1.
Four large commercial loans totaling $1.6 million –Two land development loans for the development of residential lots totaling $948,000.  We believe the value of the collateral for these land development loans currently exceeds the outstanding balances of the loans.   Two commercial real estate secured participation loans to one borrower, which total $629,000 and are, based on representations from the lead lender, expected to be brought current with the pending sale of other property by the borrower.

2.
Six commercial loans – Two loans to a landscaping company totaling $36,000, which are secured by commercial vehicles and equipment. Four loans secured by commercial real estate totaling $542,000, which includes two one- to four - family construction spec loans to a developer totaling $291,000, a $212,000 secured line of credit, and one loan totaling $39,000, which is secured by corporate assets and real estate.  The Bank believes these loans are adequately collateralized and does not anticipate incurring a material loss on these loans.

3.
Twenty-six one-to four-family mortgage loans – The aggregate outstanding balance on these loans was $2.5 million.  Ten of these loans are in various stages of foreclosure.  Nineteen of these loans totaling $1.9 million are in non-accrual status.  Thirteen of these loans totaling $1.2 million are believed to be adequately collateralized with respect to the outstanding loan balances, so the Bank expects no material loss on these loans.  Thirteen of these loans totaling $1.3 million have insufficient collateral values and the Bank expects to incur a loss on these loans.

4.	One land loan – A $31,000 vacant land loan that is in the process of foreclosure.

At June 30, 2009, we had twenty-one troubled debt restructurings (“TDRS”) totaling $2.2 million or 2.5% of total net loans, which is a $300,000 decrease from the level at December 31, 2008.  Nineteen of these, comprised of two vacant land loans totaling $149,000, 15 one- to  four- family residential properties totaling $1.1 million, one commercial real estate property totaling $133,000 and a $155,000 participation interest in one multi unit investment property are loans that are either held in redemption or real estate owned.  The remaining two, totaling $629,000 are participation interests purchased by the Bank in commercial real estate loans to a real estate development company.  One loan in the amount of $476,000 is for the development of residential lots in a now partially completed condominium project.  The lead bank has provided construction financing for all of the homes in the project.  The second loan of $153,000 is secured by a commercial building in Lansing, Michigan.  The lead lender, with our concurrence, has reduced the interest rate of these loans, as they did on all of this borrower’s loans held in their own portfolio, in order to reduce the required payments to a level that can be supported by the borrower’s current cash flow.  Both loans are considered to be adequately secured and no specific reserves have been established.

Our loan delinquencies increased $300,000 during the six months, to $5.0 million, or 5.7% of total loans, at June 30, 2009, compared to $4.7 million, or 5.0% of total loans, at December 31, 2008.  The increase in loan delinquencies during the six months was primarily the result of the continuing decline in the southwest Michigan economy.

On June 30, 2009, the Bank was monitoring other loans of concern classified as substandard or doubtful on the Bank’s monthly delinquency report.  These loans consisted of two commercial real estate loans totaling $300,000, seven one- to four- family residential loans totaling $345,000 and five consumer loans totaling $30,000.  All these loans are being actively monitored and collection efforts are continuing.

Past due and other loans classified as special mention that are being monitored by the Bank’s loan review committee include: (a) two commercial loans to a landscaping company that are secured by vehicles and equipment and total $36,000, (b) three loans to real estate developers totaling $316,000, which are secured by a residential development, commercial real estate and lines of credit against their primary residences; (c) three loans totaling $283,000 secured by the borrowers’ principal residence and (d) six loans totaling $142,000 to one borrower secured by five one-to-four family rental properties and a line of credit against their primary residence.

With our market area continuing to experience difficult economic conditions, we anticipate that delinquencies and net charge-offs will continue to occur during the rest of 2009.

Deposits.  Total deposits increased by $2.6 million, or 3.7%, to $72.0 million at June 30, 2009, from $69.4 million at December 31, 2008.  This increase is the result of management’s decision to increase liquidity, due to the current economic and operational environment, primarily by seeking wholesale certificates of deposit in the national market. During the first six months, demand deposits decreased $276,000, savings and money market accounts increased $2.1 million and time deposits or certificates increased by $713,000.

Borrowings.  Federal Home Loan Bank advances decreased $1.3 million, or 0.4%, to $34.4 million at June 30, 2009, from $35.7 million at December 31, 2008.  At June 30, 2009, due to increasing collateral requirements and the Banks operating results, we have very limited, if any, additional borrowing capacity from the Federal Home Loan Bank.

At June 30, 2009, we had $700,000 outstanding on our loan from another bank, which is secured by 100% of the outstanding common stock of the Bank.  The interest rate on this loan at June 30, 2009 was 4.2%.  Our ESOP also has a $227,424 loan from that same bank under similar terms.  Our loss of well-capitalized status, operating losses and level of non-accrual loans and other real estate owned all are violations of financial covenants and events of default for these loans.  The lending bank has provided letters agreeing to forbear from enforcing those covenants against the Company and the ESOP through September 30, 2009, so long as they otherwise remain in compliance with the loan documents and the forbearance letters.  We will ask the lending bank for additional forbearance if these events of default continue after September 30, 2009.  However, that forbearance may not be granted.

Equity.  Total equity decreased $625,000, or 12.0%, to $4.6 million at June 30, 2009, from $5.2 million at December 31, 2008.  The decrease in equity was primarily due to a net loss of $637,000 for the six months.

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2009 and 2008

           General.  The net loss for the three months ended June 30, 2009 was $313,000, as compared to a net loss of $301,000 for the three months ended June 30, 2008.  The net loss for the six months ended June 30, 2009 was $637,000 as compared to a net loss of $631,000 for the same period in 2008.  The net loss for the six months reflects a $224,000 increase in net interest income primarily attributable to declining interest rates on deposits. Our provision for loan losses increased $137,000 for the six months.  Regulatory assessments increased $137,000, administrative and general increased $101,000 and  professional services increased $33,000 during the six months.  These increases were offset by a $56,000 decrease in salaries and employee benefits and a $52,000 decrease in premises and equipment.  Non-interest income increased during the six months by $56,000.  The increase is primarily attributable to a $32,000 impairment of a mortgage-backed mutual fund during the first six months of 2009 compared to a $102,000 impairment in that investment during the same period of 2008.

           Interest Income.  Interest income decreased by $230,000, or 14.4%, to $1.3 million for the three-month period ended June 30, 2009, from $1.6 million for the same period in 2008.  Interest income decreased by $507,000, or 15.8% to $2.7 million for the six months ended June 30, 2009 from $3.2 million for the six months ended June 30, 2008.  The decrease in interest income is primarily related to the decrease in the weighted average yield of the residential loan portfolio during the six months, as well as the decrease in the loan portfolio.

The weighted average yield on loans decreased to 5.76% for the quarter ended June 30, 2009, from 5.92% for the quarter ended June 30, 2008.  The weighted average yield on loans decreased from 6.08% for the six months ended June 30, 2008 to 5.82% for the six months ended June 30, 2009. The decrease was primarily the result of prime rate based adjustable rate loans, home equity loans and commercial loans re-pricing to lower rates as the prime rate decreased from 5.0%  to 3.25% as the result of Federal Reserve rate cuts.  Interest rates on other types of loans have remained relatively stable.  We anticipate this trend to continue for the shorter term.  No assurance can be given that the normalization of the yield curve will continue or that a flat yield curve will not return.

           Interest Expense.  Interest expense decreased $328,000, or 35.8%, to $589,000 for the three months ended June 30, 2009 from $916,000 for the quarter ended June 30, 2008.  Interest expense decreased $731,000, or 36.6%, to $1.2 million for the six months ended June 30, 2009, from $2.0 million for the six months ended June 30, 2008.  The decrease was a result of a decrease in the average rate paid on both deposits and Federal Home Loan Bank advances due to the lower interest rate environment and our decreased reliance on wholesale and brokered deposits.  We paid $7,000 and $10,000 in interest, respectively, on our bank line of credit during the quarter ended June 30, 2009 and June 30, 2008.  We paid $15,000 in interest on our bank line of credit during the six months ended June 30, 2009 and $24,000 for same period in 2008.  The average cost of interest-bearing liabilities decreased from 3.76% for the quarter ended June 30, 2008 to 2.28% for the quarter ended June 30, 2009.  The average cost of interest-bearing liabilities decreased from 3.98% for the six months ended June 30, 2008 to 2.38% for the six months ended June 30, 2009.  This trend would reverse if interest rates were to increase.

Interest paid on deposits decreased $147,000, or 25.4%, to $431,000 for the three months ended June 30, 2009 from $578,000 for the three months ended June 30, 2008.  In addition, interest paid on deposits decreased $390,000, or 30.0%, to $906,000 for the six months ended June 30, 2009 from $1.3 million for the six months ended June 30, 2008.  This reflects lower interest rates generally.  This trend would reverse if interest rates were to increase.

Interest expense on Federal Home Loan Bank advances decreased $178,000, or 54.3%, to $150,000 for the three months ended June 30, 2009, from $328,000 for the three months ended June 30, 2008.  In addition, interest expense on Federal Home Loan Bank advances decreased $332,000, or 51.2%, from $648,000 for the six months ended June 30, 2008 to $316,000 for the six months ended June 30, 2009.  This increase resulted from decreasing rates on the repricing of our advances and an increase in the average balance of outstanding Federal Home Loan Bank advances of $35.4 million for the six months ended June 30, 2009, from $28.1 million for the six months ended June 30, 2008.

           Net Interest Income.  Net interest income before the provision for loan losses increased by $98,000, or 15.1%, to $748,000 for the three-month period ended June 30, 2009, compared to $650,000 for the same period in 2008.  Net interest income increased by $224,000, or 17.2%, to $1.5 million for the six months ended June 30, 2009, compared to $1.3 million for the six months ended June 30, 2008.  Our net interest margin was 2.85% for the three months ended June 30, 2009, compared to 2.41% for the three months ended June 30, 2008, and was 2.84% for the six months ended June 30, 2009, compared to 2.36% for the six months ended June 30, 2008.

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

Based on management’s evaluation of these factors, provisions of $272,000 and $55,000 were made during the quarters ended June 30, 2009 and 2008, respectively and provisions of $272,000 and $135,000 were made during the six months ended June 30, 2009 and 2008 respectively.  The increase in the provision for loan losses was primarily in response to increased delinquencies in the first six months of 2009 as compared to the same period in 2008, due to increasing levels of unemployment and the depressed Michigan economy.  During the six months ended June 30, 2009, net charge-offs were $277,000, compared to $37,000 for the same period in 2008. The ratio of non-performing loans to total loans increased to 5.2% at June 30, 2009, compared to 1.9% at June 30, 2008, and 3.6% at December 31, 2008.   Non-performing loans at June 30, 2009, consisted of $2.5 million in residential mortgage loans and $2.1 million in commercial loans.  The increase in the level of non-performing loans during the six months ended June 30, 2009 is a result of continuing economic decline in our west Michigan market.

Non-interest Income.  Non-interest income increased $63,000 to $77,000 for the three months ended June 30, 2009, compared to $14,000 for the same period in 2008, and increased $56,000, or 31.5%, to $132,000 for the six months ended June 30, 2009, compared to $76,000 for the same period in 2008.  The increase in non-interest income during the 2009 period was primarily due to a $32,000 impairment of a mortgage-backed mutual fund the first six months of 2009 compared to a $102,000 impairment for the same period of 2008.

Non-interest Expense.  Non-interest expense increased $91,000, or 10.0%, from $909,000 for the three-month period ended June 30, 2008 to $1.0 million for the three months ended June 30, 2009.  In addition, non-interest expense increased $148,000, or 8.2%, from $1.8 million for the six months ended June 30, 2008. During the six months, regulatory assessments increased $137,000 due to our declining financial condition; administrative and general expenses increased $101,000 due to a $38,000 increase in collection expenses and a $56,000 increase in insurance costs and professional services increased $33,000 due to expenses related to the OTS enforcement matters and audit fees.  These increases were offset by decreases of $56,000 in salaries and employee benefits, $52,000 in premises and equipment, $3,000 in the amortization of intangibles and $10,000 in advertising.

Income Tax Benefit.  During 2007 management concluded, based on higher than expected operating losses and a difficult operating environment, that a valuation allowance should be established to reduce the net deferred tax asset at December 31, 2007 to zero.  As a result of the establishment of the valuation allowance, no tax benefit has been recorded in the income statement at June 30, 2009 or 2008.

Liquidity

We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets at levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Recently, we decided to maintain higher levels of liquidity due to the current economic and operational environment including our inability to accept or renew brokered deposits and our continuing losses and declining capital.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  The consolidated statements of cash flows beginning on page 4 detail cash flows from operating, investing and financing activities.  On an unconsolidated basis at June 30, 2009, the Company had $122,000; of which $100,000 is held in a pledged interest reserve account related to our loan from another bank.

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

We maintain cash and investments that qualify as liquid assets to maintain liquidity to ensure safe and sound operations and meet demands for funds (particularly withdrawals of deposits).  At June 30, 2009, the Company had $13.9 million in cash and investment securities available for sale generally available for its cash needs, of which $13.8 million was available to the Bank on an unconsolidated basis.

The Bank’s liquidity position at June 30, 2009 was $13.8 million compared to $9.5 million at December 31, 2008.  This increase reflects the decision to maintain higher liquidity levels as a result of the current economic and operational environment.  We can also generate funds from borrowings, primarily Federal Home Loan Bank advances.  At June 30, 2009, we had $7.2 million in outstanding loan commitments, including unused lines of credit.  Certificates of deposit scheduled to mature in one year or less at June 30, 2009, totaled $37.8 million.  It is management’s policy to maintain deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.   Because the Bank is not well-capitalized, it may not accept or renew brokered and wholesale deposits without a waiver from the FDIC.  The Bank requested a FDIC waiver in 2008, but the request was denied.  At June 30, 2009, we had $12.2 million in wholesale or brokered deposits, compared to $13.6 million at the end of 2008.  At June 30, 2009, the Bank had the ability to borrow an additional $1.4 million from the Federal Home Loan Bank of Indianapolis.  Because of the Bank’s limited ability to borrow from the Federal Home Loan Bank and the inability to currently utilize brokered deposits, the Bank has, and anticipates continuing to, obtained deposits in the national market to meet funding needs.  The interest rates the Bank has paid to obtain national market deposits have generally ranged from being equivalent to the rate offered in the local market to 0.5% above the local rate.  The Bank is also maintaining higher levels of liquidity to provide added flexibility due to its limited sources for liquidity.

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

Off-Balance Sheet Activities and Commitments

           In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the six months ended June 30, 2009, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  Due to both market conditions and regulatory lending constraints the Bank has limited the types of loans available, thereby reducing outstanding commitments.  Our liquidity management includes monitoring our ability to meet outstanding commitments to extend credit.

A summary of our off-balance sheet commitments to extend credit at June 30, 2009, is as follows:

Off-balance sheet commitments:
Commitments to make loans	$1,651,000
Undisbursed portion of loans closed	76,000
Unused lines of credit	5,522,000
Total loan commitments	$7,249,000

Capital

The Bank is subject to minimum regulatory capital requirements imposed by the OTS of at least a 4.0% core capital ratio and an 8% total risk-based capital ratio.  At June 30, 2009, the Bank was in the process of completing a sale of $3.2 million in consumer loans to another financial institution in order to remain in compliance with these minimum capital requirements.  However, that other institution was not able to complete its purchase of the loans until July 2, 2009.  As a result, the Bank’s total risk-based capital ratio at June 30, 2009 was less than 8%.  The loan sale was completed on July 2, 2009, returning the Bank to compliance with its minimum capital requirements.  If the loan sale had been completed on June 30, 2009, the Bank’s total risk-based capital requirement would have been 8.10%.

The Bank’s failure to meet its minimum capital requirements on June 30, 2009 resulted in a change in its status under the OTS’s prompt corrective action standards.  Effective June 30, 2008, the Bank’s risk based capital had fallen below 10%, making it adequately capitalized rather than well–capitalized under those standards.  Because its total risk-based capital ratio was less than 8% on June 30, 2009, the Bank became undercapitalized under those standards.  The implications of being undercapitalized are included in the Company’s Form 10-K for the year ended December 31, 2008 under “Item 1. Business – How We Are Regulated – Regulatory Capital Requirements --- Prompt Corrective Action. “The Bank returned to adequately capitalized upon completing the sale of $3.2 million in consumer loans on July 2, 2009.  As reflected below, the Bank was undercapitalized based on its capital levels at June 30, 2009, but, on a pro forma basis as if the loan sale had occurred on June 30, 2009, it would have been adequately capitalized on that date.  The Bank is currently under a cease-and-desist order from the OTS requiring it to have a core capital ratio of 8% and a total risk-based capital ratio of 12% as of August 27, 2009, making those ratios its new well-capitalized standard.  See “OTS Enforcement Actions” below.  The Bank does not expect to meet those capital levels by that date and plans to request an extension from the OTS.  As a result of continuing operating losses, the Bank does not expect to return to well-capitalized status this year, and there can be no assurance that it will remain adequately capitalized during 2009.  Currently management is attempting to improve its capital levels by reducing costs, maximizing the use of the lowest cost of funds, diligently working with customers to reduce delinquencies and foreclosures and is seeking out potential acquirers.

	Actual at June 30, 2009		Minimum Required for Adequately Capitalized Status		Excess Over (Under) Adequately Capitalized Status		Pro Forma at June 30, 2009, if Loan Sale Occurred That Date
(Dollars in Thousands)
	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(1)	Amount	Percent of Assets(2)
(Dollars in thousands)
Tier 1 leverage (core) capital ratio	$4,499	4.01%	$4,486	4.00%	$13	0.01%	$4,499	4.01%
Tier 1 risk-based capital ratio	4,499	6.57	2,741	4.00	1,758	2.57	$4,499	6.81%
Total risk-based capital ratio	5,352	7.81	5,482	8.00	(130)	0.19	$5,352	8.10%

(1)  Ratio is a percent of adjusted total assets of $112.2 million for the Tier 1 leverage capital ratio and a percent of risk-weighted assets of$68.5 million for the Tier 1 and total risk-based capital ratios.

(2)  Ratio is a percent of adjusted total assets of $112.2 million for the Tier 1 leverage capital ratio and a percent of risk-weighted assets of$66.0 million for the Tier 1 and total risk-based capital ratios.

Because the Bank is not well-capitalized, it may not accept or renew brokered deposits without regulatory approval from the Federal Deposit Insurance Corporation.  The Bank applied for but did not receive permission to accept brokered deposits.

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

The Bank’s loss of well-capitalized status, operating losses and level of non-accrual loans and other real estate owned all are violations of financial covenants and events of default for the Company’s and the Bank’s ESOP loans from a third party bank.  That lending bank has provided letters agreeing to forbear from enforcing those covenants against the Company and the ESOP through September 30, 2009, so long as the Company and ESOP otherwise remain in compliance with the loan documents and the forbearance letters. The lending bank also may declare an event of default if it believes a material adverse change has occurred in the Company’s financial condition, the prospect of payment or performance of the loan is impaired or it is insecure.

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

Item 4T  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of June 30, 2009, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the six months ended June 30, 2009, that has materially affected, or is likely to materially affect our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1        Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A      Risk Factors

Because the Company is a smaller reporting company, it is not required to provide risk factors.  Refer to Item 2, “Overview of The Quarter and Recent Regulatory Matters” and “Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008, Capital” for additional discussion of risk factors. However, the declining capital of the Bank may result in the Bank being placed in receivership.

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

Item 4         Submission of Matters to a Vote of Security Holders

The Company conducted an Annual Meeting of Shareholders on May 19, 2009.  At that meeting, Mary Lou Hart, Carl A. Schoessel and James R. Toburen were elected to serve as directors for terms that expire in 2012.  Eric T. Dreisbach, Gordon F. Fuhr, David L. Hatfield and David L. Jasperse and continued to serve as directors after the meeting.  Votes were cast in the election of directors as follows:

	For	Vote Withheld	Broker Non-Votes
Mary Lou Hart	569,523	45,629	0
Carl A. Schoessel	569,523	45,629	0
James R. Toburen	569,523	45,629	0

The only other matter voted on at the meeting was the shareholders’ ratification of the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.  The votes were cast on that ratification of its independent registered public accounting firm as follows:
	Number of Votes	Percentage of Votes Cast (Including Abstentions)
For	576,573	93.73%
Against	38,479	6.25%
Abstain	100	0.02%
Broker Non-Votes	0	0.00%

Item 5   Other Information:

           Nothing to report.

Item 6                 Exhibits

Regulation SK Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Charter of Mainstreet Financial Corporation	*
3(ii)	Bylaws of Mainstreet Financial Corporation	*
4	Stock Certificate of Mainstreet Financial Corporation	*
10.1	Loan Agreement with Independent Bank	*
10.4	Employee Stock Ownership Plan	**
10.8	Current Director Fee Arrangements	+
10.9	Forbearance Letter from Independent Bank for Holding Company Loan	+
10.10	Forbearance Letter from Independent Bank for ESOP Loan
11	Statement re Computation of Earnings	None
14	Code of Conduct and Ethics	++
15	Letter on unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Reports furnished to security holders	None
20	Other documents to security holders or incorporated by reference	None
22	Published report on matters submitted for shareholder vote	None
23	Consents	None
24	Power of Attorney	None
31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certification	32

*	Filed as an exhibit to the Company's Form SB–2 registration statement filed on September 22, 2006 (File No.333–137523) pursuant to Section 5 of the Securities Act of 1933.
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

                                                                           MAINSTREET FINANCIAL CORPORATION

Date: August 14, 2009	By:	/s/ David L. Hatfield
David L. Hatfield
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ James R Toburen
James R. Toburen
Senior Vice President and
Chief Financial Officer