Form 10-Q
period 2009-09-30
MAINSTREET FINANCIAL CORP
filed 2009-11-13
CIK 1375017

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2009

OR

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:     005-82164

MAINSTREET FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

United States	20-1867479
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

629 W. State Street, Hastings, Michigan 49058-1643
(Address of principal executive offices)

(269) 945-9561
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]          No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act.  (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [   ]         No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At October 31, 2009, there were 756,068 shares of the issuer’s common stock outstanding.

MAINSTREET FINANCIAL CORPORATION

PART I      FINANCIAL INFORMATION

Item 1 Financial Statements

MAINSTREET FINANCIAL CORPORATION

Consolidated Balance Sheets as of
September 30, 2009 (unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from financial institutions	$1,406,608	$2,336,048
Interest-bearing deposits	9,728,266	5,587,338
Cash and cash equivalents	11,134,874	7,923,386
Securities available for sale	1,304,213	1,584,990
Loans, net of allowance of $913,406 at September 30, 2009 and $858,370 at December 31, 2008	82,883,231	93,879,925
Federal Home Loan Bank (FHLB) stock	1,785,000	1,785,000
Accrued interest receivable	532,288	550,079
Premises and equipment, net	3,290,595	3,389,961
Intangible assets	581,470	697,764
Other real estate owned	2,359,487	1,830,519
Other assets	311,623	166,490
	$104,182,781	$111,808,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$4,243,259	$4,742,394
Interest-bearing	63,141,622	64,664,994
	67,384,881	69,407,388
FHLB advances	30,900,000	35,700,000
Note payable	700,000	700,000
ESOP note payable	227,424	227,424
Accrued interest payable	25,974	64,329
Advance payments by borrowers for taxes and insurance	216,205	137,073
Accrued expenses and other liabilities	417,973	369,853
Total liabilities	99,872,457	106,606,067

Shareholders’ equity
Common stock - $.01 par value, 9,000,000 shares authorized, 756,068 shares issued and outstanding	7,561	7,561
Additional paid in capital	2,777,073	2,799,766
Unearned ESOP shares	(189,537)	(213,738)
Retained earnings	1,693,201	2,620,794
Accumulated other comprehensive income (loss)	22,026	(12,336)
Total shareholders’ equity	4,310,324	5,202,047
Total liabilities and shareholders’ equity	$104,182,781	$111,808,114
See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION
Consolidated Statements of Operations for the
Three-Month and Nine-Month Periods Ended
September 30, 2009 and 2008 (unaudited)
	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Interest income
Loans, including related fees	$1,242,284	$1,412,681	$3,932,609	4,525,613
Taxable securities	28,655	40,771	69,516	128,299
Other	1,808	10,415	5,593	52,047
	1,272,747	1,463,867	4,007,718	4,705,959

Interest expense
Deposits	370,457	493,520	1,265,184	1,769,553
FHLB advances	128,614	292,382	444,174	939,956
Other	6,429	10,351	21,792	34,219
	505,500	796,253	1,731,150	2,743,728

Net interest income	767,247	667,614	2,276,568	1,962,231

Provision for loan losses	299,000	161,000	571,054	296,000

Net interest income after provision for loan losses	468,247	506,614	1,705,514	1,666,231

Non-interest income
Fees and service charges	94,960	86,547	239,591	241,023
Other than temporary impairment losses recognized in earnings	---	(86,227)	(31,786)	(188,632)
Gain on sale of securities	8,597	---	8,597	---
Gain on sale of loans	161,218	7,394	184,282	23,003
Loss on sale of repossessed assets	(2,248)	---	(32,450)	(36,954)
Other	22,654	12,500	36,540	37,121
	285,181	20,214	404,774	75,561
Non-interest expenses
Salaries and employee benefits	413,217	459,226	1,253,112	1,355,077
Premises and equipment, net	98,052	112,957	304,955	371,542
Administrative and general	185,391	152,544	535,604	401,786
Data processing through service bureau	67,874	62,547	197,735	194,087
Amortization of intangible assets	38,765	38,765	116,294	119,507
Regulatory assessments	130,924	82,565	350,976	165,266
Professional services	99,946	120,229	247,808	235,530
Advertising and public relations	9,392	22,966	31,397	54,840
	1,043,561	1,051,799	3,037,881	2,897,635

Loss before taxes	(290,133)	(524,971)	(927,593)	(1,155,843)

Income tax benefit	---	---	---	---

Net loss	$(290,132)	$(524,971)	$(927,594)	$(1,155,843)
Comprehensive loss	$(266,737)	$(524,485)	$(893,231)	$(1,131,661)
Basic and diluted loss per share	$(0.39)	$(0.72)	$(1.26)	$(1.58)
See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
For the Nine-Month Period Ended September 30, 2009 (unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance – January 1, 2009	$7,561	$2,799,766	$2,620,794	$(213,738)	$(12,336)	$5,202,047

Net loss	---	---	(927,593)	---	---	(927,593)

Change in unrealized gain/loss on securities available for sale, net of reclassifications	---	---	---	---	34,362	34,362

Earned ESOP shares	---	(22,693)	---	24,201	---	1,508

Balance – September 30, 2009	$7,561	$2,777,073	$1,693,201	$(189,537)	$22,026	$4,310,324

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION
Consolidated Statements of Cash Flows for the
Nine-Month Periods Ended September 30, 2009 and 2008 (unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities
Net loss	$(927,594)	$(1,155,843)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	109,917	141,539
Amortization, net of accretion
Securities	2,297	2,282
Loans	9,346	(1,267)
Intangible assets	116,294	119,506
Provision for loan losses	571,054	296,000
Loans originated for sale	(3,050,050)	(2,276,300)
Proceeds from sales of loans originated for sale	3,234,332	2,299,303
Other–than–temporary impairment of securities	31,786	188,632
Gain on sale of securities	(8,597)	---
Gain on sale of loans	(184,282)	(23,003)
ESOP expense	1,508	10,790
(Gain) loss on sale of repossessed real estate	32,450	36,954
Change in assets and liabilities
Change in deferred fees and discounts	(5,721)	18,985
Accrued interest receivable	17,792	68,145
Other assets	(145,132)	58,891
Accrued interest payable	(38,355)	(86,089)
Other liabilities	48,120	(44,777)
Net cash from (used in) operating activities	(184,835)	(346,252)

Cash flows from investing activities
Activity in available-for-sale securities:
Principal repayments, maturities, sales and calls	39,654	63,051
Purchases of FHLB stock	---	(91,000)
Partial redemption of a mutual fund	250,000	---
Loan originations and payments, net	2,570,908	1,266,396
Loans sold from portfolio	6,276,017	3,874,571
Sales of other real estate owned	1,092,803	257,068
(Purchases) sales of premises and equipment, net	(10,551)	(6,836)
Net cash used in investing activities	10,218,831	5,363,250

(Continued)

MAINSTREET FINANCIAL CORPORATION
Consolidated Statements of Cash Flows for the
Nine-Month Periods Ended September 30, 2009 and 2008 (unaudited)

	Nine Months Ended September 30,
	2009		2008

Cash flows from financing activities
Net change in deposits		$(2,022,508)		$(14,215,426)
Proceeds from FHLB advances		181,000,000		29,780,000
Repayment of FHLB advances		(185,800,000)		(22,580,000)
Net cash from (used for) financing activities		(6,822,508)		(7,015,426)

Net change in cash and cash equivalents		3,211,488		(1,998,428)

Cash and cash equivalents at beginning of period		7,923,386		5,171,303

Cash and cash equivalents at end of period		$11,134,874		$3,172,875

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest		$1,777,505		$2,861,317
Taxes	$	---	$	---
Supplemental disclosures of non cash activities
Transfer of loans to other real estate		$1,654,221		$1,260,637

See accompanying notes to consolidated financial statements.

MAINSTREET FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION:

The unaudited, consolidated financial statements include the consolidated results of operations of MainStreet Financial Corporation ("Company"), MainStreet Savings Bank ("Bank") and MainStreet Financial Services, Inc., a wholly owned subsidiary of the Bank.  These financial statements do not include the accounts of the Company’s parent company, Mainstreet Financial Corporation, (“MHC”).  These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the periods ended September 30, 2009, should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2008.

2.	EARNINGS PER SHARE:

Basic earnings (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding during the periods which were 736,039 and 732,204 shares for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, the weighted shares outstanding were 736,846 and 733,557 respectively. ESOP shares are considered outstanding for this calculation, unless unearned.  There are currently no potentially dilutive common shares issuable under stock options or other programs.  Earnings (loss) and dividends per share are restated for all stock splits and dividends through the date of the financial statements.

3.	RECENT ACCOUNTING DEVELOPMENTS:

Adoption of New Accounting Standards

In March 2008, the FASB issued  guidance impacting ASC Topic 815, “Disclosures about Derivative and Hedging,” an amendment of SFAS No. 133.”  This guidance amends and expands the disclosure requirements for derivative instruments and hedging activities.  ASC 815 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance impacting ASC 320 Topic, Investments-Debt and Equity Investments, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The Topic requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the Topic expands and increases the

frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted this guidance in the second quarter and the impact was to add additional disclosures to the Notes to the consolidated financial statements.

 In April 2009, the FASB issued guidance impacting ASC Topic 820 Fair Value Measurements and Disclosures.  This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The Topic provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The Topic also requires increased disclosures.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of this guidance at June 30, 2009, did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued guidance impacting ASC Topic 825 Financial Instruments.  This Topic require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance at June 30, 2009 did not have an impact on the results of operations or financial position as it only required disclosures which are included in Note 5.

In May, 2009, the FASB issued ASC Topic 855 Subsequent Events.  This Topic adopts part of the auditing literature regarding subsequent event transactions into the accounting standards.  Though the criteria used to measure subsequent events did not change, the relevant terms of Type 1 and Type 2 subsequent events were changed to ‘recognized subsequent events’ and ‘nonrecognized subsequent events’ respectively.  This standard also requires public companies to disclose the date upon which subsequent events were measured, which is the date the financial statements are filed with the Securities and Exchange Commission (SEC).

The Company evaluated subsequent events as of and through the date November 13, 2009, the date these financial statements were issued.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  The objective of this statement is to replace SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

4.	INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2009, and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2009

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for sale
Mortgage-backed securities –
residential	$705	$9	$10	$704
Equity securities	577	23	-	600
Total	$1,282	$32	$10	$1,304

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturity
Available-for-sale
Within one year	$-	$-
One to five years	-	-
Five to ten years	480	473
Beyond ten years	225	231

Total	$705	$704

The following table summarizes the available-for-sale investment securities with unrealized losses at September 30, 2009, by aggregated major security type and length of time in a continuous unrealized loss position:

September 30, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In thousands)
Available-for-sale
Mortgage-backed
securities – residential	$24	$1	$306	$9	$330	$10

There were no sales and calls of securities available for sale for the nine months ended September 30, 2008.  During the quarter ended September 30, 2009 the Company redeemed $250,000 of available-for-sale mutual fund equity securities.  A gain of $8,600 was realized upon the redemption.

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by applying ASC Topic 320, Investments-Debt and Equity Investments.

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of September 30, 2009, the Company’s security portfolio consisted of 35 securities, 8 of which were in an unrealized loss position.

Mortgage-backed Securities

At September 30, 2009, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions that the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

Other Securities

The Company’s other securities relate primarily to its investment in mutual fund equity securities. Declines in fair value are attributable to pricing of these mutual funds by illiquidity and the financial crisis affecting these markets and in some cases the expected cash flows of the individual securities.  Due to the illiquidity in the market and the nature of these investments, the Company recorded OTTI charges of $31,786 for the nine-month period ended September 30, 2009.  However, no OTTI was recorded during the three-months then ended, as there was no unrealized loss at September 30, 2009.  During the period ended September 30, 2009, 34,388 shares of the mutual fund were redeemed and a gain of $8,597 was realized.

5.	FAIR VALUE MEASUREMENTS:

Statement 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at September 30, 2009 Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale Mortgage-backed securities – residential	$704,694	---	$704,694	---
Equity securities	599,519		599,519

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale Mortgage-backed securities – residential	$760,735	---	$760,735	---
Equity securities	824,255		824,255

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009 Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$428,865	---	---	$428,865
Other real estate owned	$887,031	---	---	$887,031

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$638,592	---	---	$638,592

The following represent impairment charges recognized during the period.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a September 30, 2009 carrying amount of $598,920, with a valuation allowance of $170,055, resulting in an insignificant amount of additional loan losses for 2009.  At December 31, 2008 the fair value of the collateral dependent impaired loans was $808,647 with a valuation allowance of $170,055 resulting in an additional provision for loan losses of $111,000 for 2008.

Other real estate owned, which is measured for impairment using the fair value of the collateral, had a September 30, 2009 carrying amount of $1,113,431 with valuation write-downs of $226,400, which were taken as expense during 2009.

The fair value of impaired loans with specific allocations of the allowance for loan losses and other real estate owened is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2009 are as follows:

(Dollars in thousands)
	Carrying	Fair
September 30, 2009	Amount	Value
Financial assets
Cash, due from banks, federal funds sold
and money market investments	$11,135	$11,135
Securities available-for-sale	1,304	1,304
Federal Home Loan Bank stock	1,785	N/A
Loans, net	82,883	82,897
Loans held for sale	3,171	3,171
Accrued interest receivable	532	532

Financial liabilities
Deposits	$67,385	$68,095
Short-term borrowings	30,900	31,033
Other borrowings	927	927
Accrued interest payable	26	26

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  The methods for determining the fair values for securities were described previously.  For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  For loans held for sale, fair value is based on third party pricing of such loans.  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of off-balance-sheet items is not consider material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

6.	REGULATORY MATTERS

Capital

The Bank is subject to minimum regulatory capital requirements imposed by the OTS of at least an 8.0% core capital ratio and 12% total risk-based capital ratio under its cease and desist order.  (See “OTS Enforcement Actions” below.)  The Bank’s ratios at September 30, 2009 were 4.13% core capital and 8.10% risk based capital.  Because it fails to meet its required capital levels, the Bank is adequately capitalized under the OTS’s prompt corrective action standards.  The Bank was undercapitalized under those prompt corrective action standards as of June 30, 2009, but returned to adequately capitalized status a few days later as a result of gains in a loan sale.  Because of this undercapitalized status, the Bank submitted a capital plan under Section 38 of the Federal Deposit Insurance Act, which included its previously submitted business plan, contingency plan to seek an acquiror and a holding company performance guarantee.  The implications of being adequately capitalized and undercapitalized are included in the Company’s Form 10-K for the year ended December 31, 2008 under “Item 1. Business – How We Are Regulated – Regulatory Capital Requirements --- Prompt Corrective Action.”  The plan focused on the completed and contemplated loan sales as the basis for returning to and maintaining adequately capitalized status.  The Bank does not expect to return to well-capitalized status this year.  There can be no assurance that it will remain adequately capitalized during the remainder of 2009.  Currently management is attempting to stabilize its capital levels by reducing costs, maximizing the use of the lowest cost of funds, diligently working with customers to reduce delinquencies and foreclosures and is seeking out potential acquirers.

	Actual at September 30, 2009		Minimum Required for Adequately Capitalized Status(1)		Excess Over (Under) Adequately Capitalized Status
	Amount	Percent of Assets(2)	Amount	Percent of Assets(2)	Amount	Percent of Assets(1)
Tier 1 leverage (core) capital ratio	$4,270	4.13%	$ 8,272	8.00%	$ (4,262)	(4.2)%
Tier 1 risk-based capital ratio	5,048	6.85	2,492	4.00	2,556	2.5
Total risk-based capital ratio	5,048	8.10	7,476	12.00	(2,428)	(2.3)

(1)	Reflects ratios required in cease-and-desist order.
(2)
Ratio is a percent of adjusted total assets of $103.4 million for the Tier 1 leverage capital ratio and a percent of risk-weighted assets of$62..3 million for the Tier 1 and total risk-based capital ratios.

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

Events of Default

The Bank’s loss of well-capitalized status, operating losses and level of non-accrual loans and other real estate owned all are violations of financial covenants and events of default for the Company’s and the Bank’s ESOP loans from a third party bank.  That lending bank has provided letters agreeing to forbear from enforcing those covenants against the Company and the ESOP through December 31, 2009, so long as the Company and ESOP otherwise remain in compliance with the loan documents and the forbearance letters. The lending bank also may declare an event of default if it believes a material adverse change has occurred in the Company’s financial condition, the prospect of payment or performance of the loan is impaired or it is insecure.

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

During the first nine months of 2009, the Company’s earnings continued to be negatively impacted by decreased interest income, due to a lower volume of loan originations and the slower economy in southwest Michigan.  This activity significantly reduced loan demand and increased loan delinquencies and associated losses, particularly due to decreased property values.  We have experienced a $928,000 loss in the first nine months of 2009, which reduced our capital.  This continuing weak economy has caused a $2,700,000 increase in our non-performing assets during the nine months ended September 30, 2009.  See “Difficult market conditions and economic trends have adversely affected our industry and our business” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, for additional information about recent economic conditions.

The allowance for loan losses has increased to $913,000 at September 30, 2009 from $858,000 at December 31, 2008.  The increase during the first nine months is the result of a $571,000 provision for loan losses and recoveries of $18,000, less charge-offs of $534,000.  These charge-offs include a $65,000 loss attributable to the write-down of a multi-family property, which had been previously allocated in the allowance and $412,000 in additional charge-offs related to collateral valuation changes of certain nonperforming loans. Management believes the allowance at September 30, 2009, is adequate given the collateralization of delinquent and non-performing loans.

As of September 30, 2009, the Bank did not meet its minimum capital requirements under a regulatory cease and desist order, and was considered “adequately capitalized” under the OTS prompt corrective action standards.  See “Capital.”

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

General.  Total assets decreased by $7.6 million, or 6.8%, to $104.2 million at September 30, 2009, from $111.8 million at December 31, 2008.  The decrease was primarily attributable to a $3.2 million increase in cash and cash equivalents, which was offset by a $10.9 million decrease in loans during the period, which included the sale of $6.3 million loans from the portfolio.

Cash and Securities.  Cash and cash equivalents increased by $3.2 million during the period, to $11.1 million at September 30, 2009, consistent with our current liquidity strategy to maintain higher levels of available funds to meet expenses and commitments.  Our securities portfolio decreased by $281,000 during the period, which was primarily the result of a $32,000 impairment adjustment on a mutual fund investment and a $250,000 partial redemption of a mutual fund.  That portfolio is designated as available-for-sale, and we have substantially all of our securities investments in shorter-term instruments.  Cash and securities were 11.9% and 8.5% of total assets at September 30, 2009, and December 31, 2008, respectively.  See “ Liquidity” and “ Off-Balance Sheet Commitments.”

Loans.  Our loan portfolio decreased $11.0 million or 11.7%, from $93.9 million at December 31, 2008 to $82.9 million at September 30, 2009.  The slow economy in southwest Michigan has significantly reduced demand for all types of loans.  Due to both market conditions and regulatory lending constraints, the Bank has limited the types of loans it offers and primarily offers loans salable in the secondary market.  The decrease in our loan portfolio consisted of a 7.9% decrease in one- to four-family residential mortgages, a 7.7% decrease in commercial real estate and business loans, a 71.4% decrease in consumer loans, an 1.8% increase in home equity lines of credit and a 73.2% decrease in construction and development loans.  Additionally, $6.3 million of loans were sold during the quarter.

Other Real Estate Owned. Our other real estate owned (“OREO”) increased by $600,000, or 33.3%, from $1.8 million at December 31, 2008 to $2.4 million at September 30, 2009.  This increase is the result of the sale of eleven single-family homes for $1.1 million, at a net loss of $32,000, which was offset by the acquisition of fifteen single family homes valued at $1.2 million, two vacant land properties valued at $149,000, one multi-family property valued at $155,000, and two commercial real estate properties valued at $255,000.  We believe the value of these acquired properties exceeds the outstanding amount on the related foreclosed loans.  OREO is expected to increase significantly during the quarter ended December 31, 2009, because, as of September 30, 2009, we were in the process of foreclosing on 14 additional one- to four- family residential loans with an aggregate balance of $873,000 and two commercial real estate secured loans totaling $381,000.

Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2009, was $913,000 or 1.1% of gross loans, compared to $858,000 or 0.9% of loans at December 31, 2008.

The following table is an analysis of the activity in the allowance for loan losses for the periods shown.

	Nine Months Ended September 30
	2009	2008
Balance at beginning of period	858,000	$508,000
Provision charged to income	571,000	296,000
Recoveries	18,000	16,000
Charge-offs	(534,000)	(145,000)
Balance at end of period	$913,000	$675,000

Nonperforming loans increased during the first nine months by $851,000 or 25.8%, from $3.3 million at December 31, 2008, to $4.2 million at September 30, 2009, primarily as a result of the continuing depressed economy of southwest Michigan economy.  Our overall nonperforming loans to total loans ratio increased from 3.6% at December 31, 2008, to 5.1% at September 30, 2009.  At September 30, 2009, we had 37 nonperforming loans as follows:

1.
Four large commercial loans totaling $1.6 million –Two land development loans for the development of residential lots totaling $948,000.  We believe the value of the collateral for these land development loans currently exceeds the outstanding balances of the loans.   Two commercial real estate secured participation loans to one borrower, which total $629,000 where the lead lender, with our concurrence, has reduced the interest rate of these loans, as they did on all of this borrower’s loans held in their own portfolio, in order to reduce the required payments to a level that can be supported by the borrower’s current cash flow.  Both loans are considered to be adequately secured.

2.
Six commercial loans – Two loans to a landscaping company totaling $29,000, which are secured by commercial vehicles and equipment.  Four loans secured by commercial real estate totaling $562,000, which includes a one- to four - family construction spec loan to a developer totaling $169,000, a $212,000 secured line of credit, and one loan totaling $39,000, which is secured by corporate assets and real estate.  The Bank believes these loans are adequately collateralized and does not anticipate incurring a material loss on these loans.

3.
Twenty-six one-to four-family mortgage loans – The aggregate outstanding balance on these loans was $2.0 million.  Fourteen of these loans are in various stages of foreclosure.  Twenty three of these loans totaling $1.7 million are in non-accrual status.  Thirteen of these loans totaling $1.1 million are believed to be adequately collateralized with respect to the outstanding loan balances, so the Bank expects no material loss on these loans.  Thirteen of these loans totaling $950,000 have insufficient collateral values and the Bank expects to incur a loss on these loans.

4.	One unsecured consumer loan totaling $3,000.

At September 30, 2009, we had forty-two troubled debt restructurings (“TDRS”) totaling $4.3 million or 5.2% of total net loans, which is a $1.8 million increase from the level at December 31, 2008.  Thirty-nine of these are comprised of three vacant land loans totaling $136,000, thirty-four one- to  four- family residential properties totaling $3.2 million, two commercial real estate properties totaling $256,000 and a $155,000 participation interest in one multi unit investment property are loans that are either held in redemption or real estate owned.  The remaining two, totaling $629,000 are participation interests purchased by the Bank in commercial real estate loans to a real estate development company.  One loan in the amount of $476,000 is for the development of residential lots in a now partially completed condominium project.  The lead bank has provided construction financing for all of the homes in the project.  The second loan of $153,000 is secured by a commercial building in Lansing, Michigan.  The lead lender, with our concurrence, has reduced the interest rate of these loans, as they did on all of this borrower’s loans held in their own portfolio, in order to reduce the required payments to a level that can be supported by the borrower’s current cash flow.  Both loans are considered to be adequately secured.

Our loan delinquencies increased $200,000 during the nine months, to $4.9 million, or 5.9% of total loans, at September 30, 2009, compared to $4.7 million, or 5.0% of total loans, at December 31, 2008.  The increase in loan delinquencies during the nine months was primarily the result of the continuing decline in the southwest Michigan economy.

On September 30, 2009, the Bank was monitoring other loans of concern classified as substandard or doubtful on the Bank’s monthly delinquency report.  These loans consisted of five commercial real estate loans totaling $935,000, nineteen one- to four- family residential loans totaling $1.6 million and four consumer loans totaling $39,000.  All these loans are being actively monitored and collection efforts are continuing.

Past due and other loans classified as special mention that are being monitored by the Bank’s loan review committee include: (a) two commercial loans to a landscaping company that are secured by vehicles and equipment and total $29,000, (b) three loans to real estate developers totaling $318,000, which are secured by a residential development, commercial real estate and lines of credit against their primary residences; (c) four loans totaling $302,000 secured by the borrowers’ principal residence and  (d) nineteen loans totaling $866,000 to two borrowers secured by one-to-four family rental properties.

With our market area continuing to experience difficult economic conditions, we anticipate that delinquencies and net charge-offs will continue to occur during the rest of 2009.

Deposits.  Total deposits decreased by $2.0 million, or 2.9%, to $67.4 million at September 30, 2009, from $69.4 million at December 31, 2008.  This decrease is the result of management’s decision to reduce the advances at the Federal Home Loan Bank. During the first nine months, demand deposits decreased $885,000, savings and money market accounts increased $493,000 and time deposits or certificates increased by $1.1 million.

Borrowings.  Federal Home Loan Bank advances decreased $4.8 million, or 13.4%, to $30.9 million at September 30, 2009, from $35.7 million at December 31, 2008.  At September 30, 2009, due to increasing collateral requirements and the Banks operating results, we have very limited, if any, additional borrowing capacity from the Federal Home Loan Bank.

At September 30, 2009, we had $700,000 outstanding on our loan from another bank, which is secured by 100% of the outstanding common stock of the Bank.  The interest rate on this loan at September 30, 2009 was 3.6%.  Our ESOP also has a $227,424 loan from that same bank under similar terms.  Our loss of well-capitalized status, operating losses and level of non-accrual loans and other real estate owned all are violations of financial covenants and events of default for these loans.  The lending bank has provided letters agreeing to forbear from enforcing those covenants against the Company and the ESOP through December 31, 2009, so long as they otherwise remain in compliance with the loan documents and the forbearance letters.  We will ask the lending bank for additional forbearance if these events of default continue after December 31, 2009.  However, that forbearance may not be granted

Equity.  Total equity decreased $891,000, or 17.1%, to $4.3 million at September 30, 2009, from $5.2 million at December 31, 2008.  The decrease in equity was primarily due to a net loss of $928,000 for the nine months.

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2009 and 2008

General.  The net loss for the three months ended September 30, 2009 was $290,000, as compared to a net loss of $525,000 for the three months ended September 30, 2008.  The net loss for the nine months ended September 30, 2009 was $928,000 as compared to a net loss of $1.2 million for the same period in 2008.  The net loss for the nine months reflects a $314,000 increase in net interest income primarily attributable to declining interest rates on deposits. Our provision for loan losses increased $275,000 for the nine months.  Regulatory assessments increased $186,000, administrative and general increased $134,000 and  professional services increased $12,000 during the nine months.  These increases were offset by a $102,000 decrease in salaries and employee benefits, a $67,000 decrease in premises and equipment and a $23,000 decrease in advertising costs.  Non-interest income increased during the nine months by $329,000.  The increase is primarily attributable to a $184,000 gain on the sale of loans compared to a $23,000 gain during the same period of 2008 and a $32,000 impairment of a mortgage-backed mutual fund during the first nine months of 2009 compared to a $189,000 impairment in that investment during the same period of 2008.

Interest Income.  Interest income decreased by $191,000, or 12.7%, to $1.3 million for the three-month period ended September 30, 2009, from $1.5 million for the same period in 2008.  Interest income decreased by $698,000, or 14.9% to $4.0 million for the nine months ended September 30, 2009 from $4.7 million for the nine months ended September 30, 2008.  The decrease in interest income is primarily related to the decrease in the weighted average yield of the residential loan portfolio during the nine months, as well as the decrease in the loan portfolio due to loan sales and fewer originations.

The weighted average yield on loans decreased to 5.50% for the quarter ended September 30, 2009, from 5.57% for the quarter ended September 30, 2008.  The weighted average yield on loans decreased from 5.91% for the nine months ended September 30, 2008 to 5.71% for the nine months ended September 30, 2009. The decrease was primarily the result of prime rate based adjustable rate loans, home equity loans and commercial loans re-pricing to lower rates as the prime rate decreased from 5.0%  to 3.25% as the result of Federal Reserve rate cuts.  Interest rates on other types of loans have remained relatively stable.  We anticipate this trend to continue for the shorter term.  No assurance can be given that the normalization of the yield curve will continue or that a flat yield curve will not return.

Interest Expense.  Interest expense decreased $291,000, or 36.6%, to $506,000 for the three months ended September 30, 2009 from $796,000 for the quarter ended September 30, 2008.  Interest expense decreased $1.0 million, or 37.0%, to $1.7 million for the nine months ended September 30, 2009, from $2.7 million for the nine months ended September 30, 2008.  The decrease was a result of a decrease in the average rate paid on both deposits and Federal Home Loan Bank advances due to the lower interest rate environment and our decreased reliance on wholesale and brokered deposits.  We paid $6,000 and $10,000 in interest, respectively, on our bank line of credit during the quarter ended September 30, 2009 and September 30, 2008.  We paid $22,000 in interest on our bank line of credit during the nine months ended September 30, 2009 and $34,000 for same period in 2008.  The average cost of interest-bearing liabilities decreased from 3.32% for the quarter ended September 30, 2008 to 1.92% for the quarter ended September 30, 2009.  The average cost of interest-bearing liabilities decreased from 3.72% for the nine months ended September 30, 2008 to 2.24% for the nine months ended September 30, 2009.  This trend would reverse if interest rates were to increase.

Interest paid on deposits decreased $143,000, or 28.4%, to $360,000 for the three months ended September 30, 2009 from $504,000 for the three months ended September 30, 2008.  In addition, interest paid on deposits decreased $534,000, or 29.7%, to $1.3 million for the nine months ended September 30, 2009 from $1.8 million for the nine months ended September 30, 2008.  This reflects lower interest rates generally.  This trend would reverse if interest rates were to increase.

Interest expense on Federal Home Loan Bank advances decreased $164,000, or 56.2%, to $129,000 for the three months ended September 30, 2009, from $292,000 for the three months ended September 30, 2008.  In addition, interest expense on Federal Home Loan Bank advances decreased $496,000, or 52.8%, from $940,000 for the nine months ended September 30, 2008 to $444,000 for the nine months ended September 30, 2009.  This decrease resulted from decreasing rates on the repricing of our advances and an increase in the average balance of outstanding Federal Home Loan Bank advances of $35.2 million for the nine months ended September 30, 2009, from $28.7 million for the nine months ended September 30, 2008.

Net Interest Income.  Net interest income before the provision for loan losses increased by $100,000, or 15.0%, to $767,000 for the three-month period ended September 30, 2009, compared to $667,000 for the same period in 2008.  Net interest income increased by $314,000, or 15.7%, to $2.3 million for the nine months ended September 30, 2009, compared to $2.0 million for the nine months ended September 30, 2008.  Our net interest margin was 2.93% for the three months ended September 30, 2009, compared to 2.49% for the three months ended September 30, 2008, and was 2.89% for the nine months ended September 30, 2009, compared to 2.43% for the nine months ended September 30, 2008.

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

Based on management’s evaluation of these factors, provisions of $299,000 and $161,000 were made during the quarters ended September 30, 2009 and 2008, respectively and provisions of $571,000 and $296,000 were made during the nine months ended September 30, 2009 and 2008 respectively.  The increase in the provision for loan losses was primarily in response to increased delinquencies in the first nine months of 2009 as compared to the same period in 2008, due to increasing levels of unemployment and the depressed Michigan economy.  During the nine months ended September 30, 2009, net charge-offs were $516,000, compared to $129,000 for the same period in 2008. The ratio of non-performing loans to total loans increased to 5.1% at September 30, 2009, compared to 2.1% at September 30, 2008, and 3.6% at December 31, 2008.   Non-performing loans at September 30, 2009, consisted of $2.0 million in residential mortgage loans and $2.2 million in commercial loans.  The increase in the level of non-performing loans during the nine months ended September 30, 2009 is a result of continuing economic decline in our west Michigan market.

Non-interest Income.  Non-interest income increased $265,000 to $285,000 for the three months ended September 30, 2009, compared to $20,000 for the same period in 2008, and increased $329,000, to $405,000 for the nine months ended September 30, 2009, compared to $76,000 for the same period in 2008.  The increase in non-interest income during the 2009 period was primarily due to a $32,000 impairment of a mortgage-backed mutual fund the first nine months of 2009 compared to a $189,000 impairment for the same period of 2008 and a $184,000 gain on the sale of loans compared to a $23,000 during the same period of 2008.

Non-interest Expense.  Non-interest expense decreased $8,000, from $1.1 million for the three-month period ended September 30, 2008 to $1.1 million for the three months ended September 30, 2009.  In addition, non-interest expense increased $140,000, or 8.2%, from $2.9 million for the nine months ended September 30, 2008 to $3.0 million for the nine months ended September 30, 2009. Regulatory assessments increased $186,000, administrative and general increased $134,000 and  professional services increased $12,000 during the nine months.  These increases were offset by a $102,000 decrease in salaries and employee benefits, a $67,000 decrease in premises and equipment and a $23,000 decrease in advertising costs.

Income Tax Benefit.  During 2007 management concluded, based on higher than expected operating losses and a difficult operating environment, that a valuation allowance should be established to reduce the net deferred tax asset at December 31, 2007 to zero.  As a result of the establishment of the valuation allowance, no tax benefit has been recorded in the income statement at September 30, 2009 or 2008.

Liquidity

We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets at levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Recently, we decided to maintain higher levels of liquidity due to the current economic and operational environment including our inability to accept or renew brokered deposits, our limited access to Federal Home Loan Bank advances and our continuing losses and declining capital.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  The consolidated statements of cash flows beginning on page 4 detail cash flows from operating, investing and financing activities.  On an unconsolidated basis at September 30, 2009, the Company had $100,000; all of which $100,000 is held in a pledged interest reserve account related to our loans from another bank.  From this point forward, the reserve account is being used to make required interest payments of the Company’s loan.  The Bank expects to continue to fund principal and interest payments due on the ESOP loan.

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

We maintain cash and investments that qualify as liquid assets to maintain liquidity to ensure safe and sound operations and meet demands for funds (particularly withdrawals of deposits).  At September 30, 2009, the Company had $11.8 million in cash and investment securities available for sale on a consolidated basis, of which $11.7 million was Bank assets on an unconsolidated basis.

The Bank’s liquidity position at September 30, 2009 was $11.8 million compared to $9.5 million at December 31, 2008.  This increase reflects the decision to maintain higher liquidity levels as a result of the current economic and operational environment.  At September 30, 2009, we had $5.8 million in outstanding loan commitments, including unused lines of credit.  Certificates of deposit scheduled to mature in one year or less at September 30, 2009, totaled $35.0 million.  It is management’s policy to maintain deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.   Because the Bank is not well-capitalized, it may not accept or renew brokered and wholesale deposits without a waiver from the FDIC.  The Bank requested a FDIC waiver in 2008, but the request was denied.  At September 30, 2009, we had $10.3 million in wholesale or brokered deposits, compared to $13.6 million at the end of 2008.  At September 30, 2009, the Bank had the ability to borrow an additional

$670,000  from the Federal Home Loan Bank of Indianapolis.  Because of the Bank’s limited ability to borrow from the Federal Home Loan Bank and the inability to currently utilize brokered deposits, the Bank has, and anticipates continuing to, obtained deposits in the national market to meet funding needs.  The interest rates the Bank has paid to obtain national market deposits have generally ranged from being equivalent to the rate offered in the local market to 0.5% above the local rate.  The Bank is also maintaining higher levels of liquidity to provide added flexibility due to its limited sources for liquidity.

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

Off-Balance Sheet Activities and Commitments

In the normal course of operations, the Company engages in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the nine months ended September 30, 2009, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  Due to both market conditions and regulatory lending constraints the Bank has limited the types of loans available, thereby reducing outstanding commitments.  Our liquidity management includes monitoring our ability to meet outstanding commitments to extend credit.

A summary of our off-balance sheet commitments to extend credit at September 30, 2009, is as follows:

Off-balance sheet commitments:
Commitments to make loans	$336,000
Undisbursed portion of loans closed	36,000
Unused lines of credit	5,408,000
Total loan commitments	$5,780,000

Capital

The Bank is subject to minimum regulatory capital requirements imposed by the OTS of at least an 8.0% core capital ratio and 12% total risk-based capital ratio under its cease and desist order.  (See “OTS Enforcement Actions” below.)  The Bank’s ratios at September 30, 2009 were 4.13% core capital and 8.10% risk based capital.  Because it fails to meet its required capital levels, the Bank is adequately capitalized under the OTS’s prompt corrective action standards.  The Bank was undercapitalized under those prompt corrective action standards as of June 30, 2009, but returned to adequately capitalized status a few days later as a result of gains in a loan sale.  Because of this undercapitalized status, the Bank submitted a capital plan under Section 38 of the Federal Deposit Insurance Act, which included its previously submitted business plan, contingency plan to seek an acquiror and a holding company performance guarantee.  The implications of being adequately capitalized and undercapitalized are included in the Company’s Form 10-K for the year ended December 31, 2008 under “Item 1. Business – How We Are Regulated – Regulatory Capital Requirements --- Prompt Corrective Action.”  The plan focused on the contemplated loan sales as the basis for returning to and maintaining adequately capitalized status. The Bank does not expect to return to well-capitalized status this year.  There can be no assurance that it will remain adequately capitalized during the remainder of 2009.  Currently management is attempting to stabilize its capital levels by reducing costs, maximizing the use of the lowest cost of funds, diligently working with customers to reduce delinquencies and foreclosures and is seeking out potential acquirers.

	Actual at September 30, 2009		Minimum Required for Adequately Capitalized Status(1)		Excess Over (Under) Adequately Capitalized Status
	Amount	Percent of Assets(2)	Amount	Percent of Assets(2)	Amount	Percent of Assets(1)
Tier 1 leverage (core) capital ratio	$4,270	4.13%	$ 8,272	8.00%	$ (4,262)	(4.2%)
Tier 1 risk-based capital ratio	5,048	6.85	2,492	4.00	2,556	2.5
Total risk-based capital ratio	5,048	8.10	7,476	12.00	(2,428)	(2.3)

(1)	Reflects ratios required in cease-and-desist order.
(2)
Ratio is a percent of adjusted total assets of $103.4 million for the Tier 1 leverage capital ratio and a percent of risk-weighted assets of 62.3 million for the Tier 1 and total risk-based capital ratios.

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

Item 4T Controls and Procedures

An evaluation of the Company's disclosure controls and procedures as defined in Rule 13a -15(e) under the Securities Exchange Act of 1934 (the "Act") as of September 30, 2009, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and the Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Act) that occurred during the nine months ended September 30, 2009, that has materially affected, or is likely to materially affect our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1        Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A      Risk Factors

Because the Company is a smaller reporting company, it is not required to provide risk factors.  Refer to Item 2, “Overview of The Quarter and Recent Regulatory Matters” and “Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008, Capital” for additional discussion of risk factors. However, the declining capital of the Bank may result in the Bank being placed in receivership.

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

MAINSTREET FINANCIAL CORPORATION

Date: November 13, 2009	By:	/s/ David L. Hatfield
David L. Hatfield
President and Chief Executive Officer

Date: November 13, 2009	By:	/s/ James R Toburen
James R. Toburen
Senior Vice President and
Chief Financial Officer